Form 10-K
period 1999-12-31
PREVIEW SYSTEMS INC
filed 2000-03-30
CIK 1091271

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1999
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-18908

PREVIEW SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	770485517 (I.R.S. Employer Identification No.)
1195 West Fremont Boulevard, Sunnyvale, California (Address of principal executive offices)	94087 (Zip Code)

Registrant's telephone number, including area code: 408-720-3500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0002 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $737,316,577 as of March 10, 2000 based upon the last sales price as reported by the Nasdaq National Market System.

    The number of shares outstanding of the Registrant's Common Stock as of March 10, 2000 was 16,785,882 shares.

Documents Incorporated by Reference

    The Registrant has incorporated into Part III by reference portions of its Proxy Statement for its 2000 Annual Meeting of Stockholders.

PREVIEW SYSTEMS, INC.
1999 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward Looking Statements

    This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words like "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify forward-looking statements. This Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of Internet use and electronic distribution and licensing of digital goods. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

The Company

    We develop and market a solution that enables networks for the electronic distribution and licensing of digital goods through the Internet. Digital goods are products such as software, music, images, video and documents that can be produced, delivered and licensed electronically. Our solution supports direct and indirect distribution and electronically connects publishers, distributors and resellers of digital goods within these networks. We earn transaction fees based on the value of digital goods that are distributed and licensed using our solution.

Industry Overview

    The rapid growth of Internet users, content and functionality is enabling complex business-to-business and business-to-consumer communications and commerce. According to International Data Corporation, total worldwide Internet commerce spending in 1998 was $50.4 billion and is estimated to grow to $1.3 trillion in 2003, representing a compound annual growth rate of 92%. Much of this spending to date has been for products that were sold over the Internet and delivered to the end customer in a physical form. As a result, the Internet has been primarily used as an efficient sales and marketing channel. However, for digital goods, the Internet can also be an efficient means for electronic production, distribution and fulfillment. In addition, licensing rights can be separated from digital content, distributed and managed electronically and tailored to meet each customer's needs.

The Sale and Distribution of Digital Goods

    Digital goods are characterized by two elements: digital content and associated licensing rights. Both digital content and licenses can be produced, stored and distributed physically or electronically. Digital goods such as software programs or music have traditionally been distributed through a physical distribution chain. The software or music is copied onto physical media (e.g. floppy disks, CDs, DVDs), inserted into physical packaging (e.g. cardboard boxes, plastic jewel cases) and physically distributed through a multi-party distribution chain that eventually delivers the goods to a reseller where they are ultimately purchased by the customer.

    The traditional distribution chain for software has three common distribution models: direct, 2-tier and 3-tier. Many publishers employ all three models simultaneously to maximize their points of distribution.

  •
  Direct—publishers use direct marketing and sales methods to generate orders and ship products directly to the customer. The direct model gives publishers valuable information about customer needs and allows them to control pricing and quality of service.

  •
  2-Tier—publishers establish relationships with resellers who purchase products directly from the publisher and, in turn, offer them to their customers. This model is used by publishers to distribute into specific markets, expanding their market reach.

  •
  3-Tier—publishers establish relationships with large distributors such as Ingram Micro, Merisel and Tech Data who, in turn, establish relationships with resellers, such as CompUSA and Software Spectrum, who, in turn, sell the software to end customers. This model is an efficient means for publishers to reach tens of thousands of large and small resellers through only a few distributors.

    Original equipment manufacturers ("OEMs") represent a variant of the 2-tier and 3-tier models. OEMs include prepackaged or bundled software with their equipment to increase the perceived value of their product offering. Publishers provide their software to OEMs that distribute their products, together with the software, directly to their customers in a 2-tier model or through resellers in a 3-tier model. This model provides publishers with an effective means to increase unit volume.

    The distribution of music and other high volume digital goods is similar to software distribution in many respects. For example, music labels acquire rights to recorded works from artists. These labels distribute music in physical media such as CDs through large retail chains as well as distribution channels to other resellers. Music is also distributed through clubs, mail order and other direct sales channels as well as over the Internet.

Limitations of Physical Distribution of Digital Goods and Licenses

    In each distribution model, participants in the physical distribution of digital goods must manage the costs of manufacturing, warehousing and shipping physical inventory. In addition, the physical distribution process imposes significant time delays and geographic constraints on the delivery of products and licenses. These numerous and complex inter-relationships pose challenges to the timely and accurate sharing of information about customers, products, configuration, pricing, inventory and order status. Further, limitations on warehousing, transportation systems and retail shelf space restrict the number of products that publishers can make available to customers and discourage distributors from carrying low volume products. Finally, paper-based licenses are difficult to manage and enforce.

Electronic Distribution of Digital Goods and Licenses

    The Internet provides a foundation for electronic distribution of digital goods and licenses. International Data Corporation projects that the retail market for electronic software distribution will increase to $14.9 billion by 2003 from an estimated $351 million in 1998.

    Electronic distribution of digital goods and licenses can:

  •
  Reduce costs. Electronic distribution can reduce manufacturing, packaging, inventory and shipping costs associated with physical media alternatives. For software distributed electronically, businesses can:

•	reduce costs incurred managing paper-based licenses;
•	adjust the number of authorized users easily from a software master license; and
•	improve asset management through the electronic use reporting.
Secure electronic management of distribution and licensing rights can also reduce illegal distribution and piracy.

  •
  Increase selling opportunities. Because electronic inventory requires no physical shelf space, resellers are able to offer a virtually unlimited number of products. Publishers can deliver new products and upgrades to distributors and resellers across the globe immediately upon their release. Resellers and OEMs can expand distribution by providing customers with encrypted digital content stored on computer hard drives, DVDs or CDs and by allowing customers to complete the sales process through the subsequent purchase of a license over the Internet. Publishers can more effectively tailor licensing fees and licensing options to meet customer needs.

  •
  Facilitate real-time information exchange. Electronic distribution can provide publishers, distributors and resellers access to sales information in real time. Our interactive communications agent can enable the automatic flow of usage and marketing information with customers, whether or not there is a continuous Internet connection.

    Although electronic distribution of digital goods offers many advantages, many existing systems for the electronic distribution of digital goods displace and compete with existing distribution channels rather than support them. Some systems offer insufficient security against improper distribution and piracy. In addition, most systems provide insufficient real-time information on sales transactions involving multiple distribution partners. Finally, we believe many systems offer inadequate means for distributing licenses. For example, many corporations that use some form of electronic software distribution still employ manual processes for managing licenses.

The Preview Systems Solution

    We develop and market infrastructure software that allows our customers to implement Internet-based networks for the electronic distribution and licensing of digital goods. Our solution provides publishers, distributors, OEMs, and resellers the ability to implement and maintain common networks that allows them to conduct business with each other electronically and seamlessly. Our solution is flexible and compatible with a diversity of business and technical requirements and provides a common technical infrastructure that uses the Internet to link participants engaged in the electronic distribution of digital goods and associated licensing. Our solution has the following characteristics:

  •
  Channel neutral. Our solution is designed to support direct, 2-tier and 3-tier models for the electronic distribution of digital goods. We do not compete directly with channel participants but instead can electronically connect them to one or more of their publisher, distributor or reseller channel partners. Thus, our solution enables, rather than limits, our customers' business choices and market reach. We have established relationships with Ingram Micro, the leading worldwide wholesale distributor of computer-based technology products and services, as well as several large software publishers such as Macromedia, Mattel (through The Learning Company and other divisions) and Symantec. We have also established relationships in the music industry with companies such as EMI, Supertracks and Urocket.

  •
  Integrates with existing systems. Our solution supports a variety of leading hardware and software platforms, including: Microsoft, Sun and Apple operating systems; BroadVision, Microsoft and Open Market e-commerce systems; and Microsoft, Oracle and Sybase database management systems. Our solution is deployed across large and technically diverse distribution channels. It provides a common network for electronic distribution and licensing of digital goods and exchanging information. Our solution is used to allow existing e-commerce websites to sell and distribute digital goods electronically. Finally, customers can implement our solution directly or outsource operations to a service provider.

  •
  Enables many simultaneous distribution methods. Our solution enables publishers to supply multiple distributors electronically, while simultaneously selling directly to end customers. Similarly, resellers can connect electronically to multiple distributors and sell digital goods from each distributor's inventory of digital goods on a single integrated web site.

  •
  Supports multiple licensing models. Our solution separates the delivery of digital goods from the associated licensing rights, ensuring that access and use of the digital goods complies with the license terms. For example, digital goods are stored in an encrypted format on hard drives of newly purchased personal computers but cannot be accessed by customers until the associated license rights are purchased online. Thus, software, music or video content can be sold without having to actually download the content. Our solution enables a variety of licensing models, such as selling perpetual licenses prior to download, granting of limited time trials prior to sale and other licensing models that may be requested by our customers.

  •
  Enables international distribution. We designed our solution to support global networks. We have localized our client software interfaces in the following 14 languages: Chinese (simplified and traditional), Dutch, English, Finnish, French, German, Italian, Japanese, Korean, Norwegian, Portuguese, Spanish and Swedish. We have obtained export licenses for components of our solution that use U.S. government regulated encryption technologies. When required, we have obtained approval to use our encryption systems in other countries.

  •
  Automates communication among network participants. Our solution automates the flow of digital goods, license rights, distribution rights, inventory tracking data, branding and other information. Information for each transaction is automatically transmitted to network participants. This means that a publisher that uses our solution can automatically receive information in real time about the sale of its products. Our solution collects data from multiple distribution channels as transactions in a single database, consolidating direct and indirect sales information. In addition, we have developed an interactive communications agent that facilitates the flow of information to and from the end customer.

  •
  Secures digital goods and licenses. Our solution uses sophisticated encryption techniques to maximize the security and integrity of digital goods and licensing rights in a variety of secure licensing and distribution models. Our solution provides secure communications between participants, produces auditable transaction records, controls user access, and in general ensures that agreed upon business rules are respected by all parties in the distribution chain. Our solution also provides persistent protection to enforce license rights on an ongoing basis after delivery of software to the end customer. We use secure protocols for communication among our servers, client and gateway software modules. We also signed an agreement with Intel to license its content protection agent system and to incorporate it into our solution for secure distribution and licensing of digital music.

  •
  Scalable. Our solution employs a distributed architecture. Our solution is designed to allow customers to support modest transaction volumes on a single inexpensive computer server and higher transaction volumes on multiple load balanced servers. Customers that operate high volume e-commerce web sites can deploy our solution on multiple servers to distribute the data and processing more evenly, creating redundancy to protect against failures.

Products

    We offer a flexible, secure and scalable infrastructure solution for electronic distribution of digital goods. Our solution is specifically designed to meet the needs of each participant in the distribution chain.

The table below describes each component of the network and includes product names, and key features of our solution as well as target users.

Components	Key Features	Target Users
Digital Packaging (Vbox and ZipLock Builder)	Encrypts products for digital distribution and offers several options to protect intellectual property and licensing rights	• Publishers
Inventory and License Management System (ZipLock System)	Manages the database of digital goods inventory and provides secure, automated and reliable fulfillment of licenses and products, records transactions and exchanges information with other servers	• Publishers • Distributors
Merchandizing and License Selling System (ZipLock Gateway)	Adds digital goods shopping cart functionality to Internet storefronts and enables electronic delivery of digital inventory and licenses	• Publishers • Resellers
Off-Line Storefront (PortableStore)	Provides a software storefront using CD, DVD or hard disk storage media that delivers encrypted digital goods ready for online licensing	• Publishers • Resellers • OEMs
Digital Rights Management and Delivery Client (Vbox Client)	Manages the reliable download and the usage rights of digital goods on the user's computer	• End-Users

Professional Services

    We provide our customers with the support needed to implement and maintain flexible, scalable and secure networks for the electronic distribution of digital goods. Our solution includes the following services:

  •
  Consulting. We offer a range of consulting services, including installation, customization and integration. We work closely with our customers to define their unique business needs and provide services to meet these needs through business analysis and design, project planning and management, technology analysis, integration and configuration, testing and change management.

  •
  Customer support. Our technical support services include email and phone support, remote diagnosis, online support and software updates. We also offer a premium support program that allows our customers to contact a support representative 24 hours a day, 7 days a week.

  •
  Education and training. We offer technical training courses to help our customers implement, customize, use and administer our solution.

    We provide limited consulting, training and support as part of our installation fee and maintenance agreements. We provide additional consulting, training and premium support, generally on a time-and-materials basis.

Customers and Strategic Relationships

    Our customers and users of our solution consist of software publishers, distributors, OEMs and service providers. Some companies license our solutions directly from us. Others use our technology through sublicenses or outsourcing agreements with our customers.

    Several leading software publishers have selected our solution to distribute their products electronically through direct and indirect channels. As an example, Macromedia and Mattel (Broderbund and The Learning Company) have opted for an in-house model that integrates our solution with the rest of their e-commerce systems while Symantec has chosen an outsource model and operates our solution through Beyond.com, an Internet-based reseller. We have also established relationships with several service providers such as NetSales and ReleaseNow.com who maintain and operate our solution to distribute products for various software publishers. Service providers can also aggregate inventory from publishers to support direct and indirect sales through large distributors. For instance, NetSales has established an electronic connection to our solution at Ingram Micro.

    We have the following strategic relationships:

  •
  Ingram Micro. We have been working with Ingram Micro on electronic software distribution since August 1998. On June 30, 1999, we signed an agreement with Ingram Micro to use our solution and to sublicense appropriate components to Ingram Micro's resellers. We anticipate that revenue from Ingram Micro may represent a significant portion of our business although there can be no assurance in this regard.

  •
  Sony Marketing of Japan. In September 1998, we signed a three-year agreement with Sony Marketing of Japan, granting it the exclusive right to use and sublicense our solution in Japan, including future upgrades, enhancements and new products. We received a non-creditable, upfront payment for the license, training and support. Beginning April 1999, Sony Marketing has agreed to pay us network transaction fees based on a percentage of the revenue it receives from distributing our solution and providing related services. The exclusivity under this agreement means that we cannot compete with Sony Marketing by offering our solution in Japan.

  •
  Intel Corporation. In September 1999, we signed a non-exclusive agreement with Intel Corporation to license Intel's content protection agent system and to incorporate this technology into our solution. The objective of this agreement is the development, sales and marketing of our solution for the digital music market.

  •
  Virgin Holdings, Inc. In October 1999, we entered into an agreement with Virgin Holdings, Inc., pursuant to which EMI Recorded Music, an affiliate of Virgin, selected us as its preferred, first choice technology provider for the digital distribution of music and agreed to recommend our solution to EMI's worldwide channel partners. We agreed to cooperate closely to develop the emerging market for digital music distribution.

    Sony Marketing of Japan and Ingram Micro each accounted for more than 10% of our revenues in the year ended December 31, 1999. Substantially all of the revenues we have received from these two parties reflect minimum network transaction fees and service fees associated with implementing our solution.

Sales and Marketing

    We promote and sell our solution to publishers, OEMs, distributors and resellers through our direct sales force in North America and Europe. In Japan, we promote and sell our solution through our exclusive relationship with Sony Marketing of Japan.

    We complement our direct sales efforts with our service provider partners who provide an outsource solution to some publishers and resellers. Service providers combine our solution with other technology to provide an outsourced electronic commerce service to publishers and resellers of digital goods. These arrangements allow publishers and resellers to more rapidly offer products for sale via the Internet or to establish an Internet store without the need to invest in the technology. As of March 1, 2000 we had relationships with 17 service providers located in nine countries. We intend to establish additional relationships with service providers and broaden our indirect sales force through relationships with systems integrators.

    Our marketing efforts are designed to create greater awareness of our solution and the benefits it affords to publishers, distributors and resellers of digital goods. We market our solution through targeted activities including trade shows, conferences, direct mail, electronic marketing and marketing materials. In addition, we engage in co-marketing activities with our customers, including production and distribution of co-branded collateral, joint sponsorship of conferences and public relations.

Technology

    We have developed a set of technologies for the establishment of channel neutral, flexible, scalable and secure networks for the electronic distribution of digital goods. These technologies include server components, components for integration with shopping catalogs, databases and web browsers, management and audit tools. They include tools for encryption of digital goods, and client software for the reliable delivery of digital goods and management of digital use rights. They also include agent software for monitoring usage and personalized marketing.

    Our solution employs a distributed server architecture that separates the issuance of electronic licenses from the delivery of digital goods. Our solution can be integrated with industry standard web storefronts such as Microsoft Site Server, Open Market and BroadVision and databases such as Microsoft SQL Server, Oracle, and Sybase. Our solution allows our customers to use their existing web storefronts and databases for processing and storage of digital goods transactions, as well as to employ customary techniques for data replication and load management.

    Communications between servers, from gateways to servers, and from client software to servers and gateways are secured using standard encryption techniques.

    By employing a distributed architecture and by interfacing with standard technologies where appropriate, we have designed a highly scalable and robust network solution to enable secure and automated digital goods commerce and real-time information flow between multiple business entities. We have also enabled seamless communication and rights management with customers both when connected and when disconnected from the Internet.

    We spent approximately $6.7 million, $3.0 million ($5.1 million including the acquired in-process research and development) and $1.0 million on research and development activities during 1999, 1998 and 1997, respectively.

Competition

    The competition for digital goods solutions is strong and evolves quickly. We expect that competition will intensify, both with respect to existing competitors as well as with the entry of new competitors into our markets. Several companies are currently offering, or are expected to offer in the near future, products or services that compete with our solutions, including: AT&T, CyberSource, Digital River, IBM, InterTrust, Liquid Audio, Microsoft and Xerox.

    The primary bases for competition currently include:

  •
  level of acceptance and deployment by publishers, distributors and resellers;

  •
  convenience and ease of use for customers;

  •
  degree of security, scalability and reliability;

  •
  compatibility with multiple distribution channels;

  •
  price and pricing model;

  •
  support of multiple operating systems;

  •
  level of integration with existing e-commerce infrastructures;

  •
  ability to support multiple licensing models;

  •
  support for several types of digital goods; and

  •
  localization for foreign languages.

Intellectual Property

    Our success depends in part on our ability to protect our proprietary rights to the technologies used in our solution. If we do not adequately protect our proprietary rights, our competitors can use the intellectual property that we have developed to enhance their products and services, which would harm our business. We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means afford only limited protection.

    We are actively seeking patent protection for our intellectual property. As of March 1, 2000, we had 8 patents issued or allowed and an additional 12 applications pending with the United States Patent and Trademark Office. We pursue international counterpart patents where appropriate. In addition, in May 1998, we acquired a United States patent that was issued in 1987.

    Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our solution or to obtain and use information that we regard as proprietary. In addition, the laws of some countries may not protect our proprietary rights as fully as do the laws of the United States. Thus, the measures we are taking to protect our proprietary rights in the United States and internationally may not be adequate. Finally, our competitors may independently develop similar technologies.

Employees

    As of March 1, 2000, we had 120 employees, of which 65 were employed in research and development, 35 were employed in sales and marketing, and 20 were employed in administrative positions. In addition, as of March 1, 2000 we retain 25 full-time contractors. Our employees are not represented by a collective bargaining unit. We have never experienced a work stoppage and believe that our relations with our employees are good.

Risk Factors

    You should carefully consider the risks described below in evaluating our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material risks. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. Moreover, you should refer to the other information contained in this Form 10-K for a better understanding of our business. All dollar references are in thousands.

    Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by these risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

Because our business model is new and unproven, we may not succeed in generating sufficient revenues to sustain or increase our business.

    Our success depends upon our ability to generate network transaction fees based on a percentage of the sales fulfilled by our customers using our solution. This business model is unproven, our customers have only recently begun to use our solution to distribute their products and we have not received any significant network transaction fees under this transaction fee model. If we are unable to generate significant revenues from network transaction fees, our current revenues, consisting of annual minimum network transaction fees payable upon execution and renewal of customer agreements, will be insufficient to sustain our business. If customers wish to use different business models, such as the payment of a one-time license fee instead of ongoing network transaction fees, our revenues will suffer and we may not be able to grow our business. Our existing customers may not elect to renew their agreements or they, as well as future customers, may seek more favorable terms. For more information about our business, see Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our limited operating history makes it difficult for you to evaluate our business and your investment.

    We were formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. These acquisitions closed in August 1998. Prior to August 1998, Portland Software and Preview Software had achieved only limited distribution of their respective products. For example, in 1998, 1997, and 1996, total revenues generated by both businesses combined were $809, $763, and $335, respectively. For the year ended December 31, 1999, our total revenues were $3,483. A majority of our significant customers entered into their agreements with us since September 1998. Accordingly, we have a limited operating history and you have little historical basis upon which to evaluate our business, products, markets and general prospects of your investment.

If our relationship with Ingram Micro does not succeed, our revenues will suffer and we may be unable to sustain or increase our business.

    Our relationship with Ingram Micro, the leading wholesale distributor of computer-based technology products and services worldwide, is significant to us financially and is key to our strategy of building networks of participants using our solution. Ingram Micro only commenced commercial deployment of an electronic software distribution program using our solution in November 1999. Moreover, Ingram Micro is not obligated to use our solution under our non-exclusive agreement. If Ingram Micro fails to successfully deploy an electronic software distribution program using our solution or fails to generate significant software sales using our solution, our business will be seriously harmed. Our agreement with Ingram Micro, which we entered into on June 30, 1999, has an initial one-year term. Any failure to renew, or termination of, this agreement could result in revenue shortfalls, preventing us from growing or sustaining our business.

We expect operating expenses to increase significantly, we have incurred significant net losses and we expect our losses will continue in the future.

    As of December 31, 1999, we had an accumulated deficit of $30,942. We experienced net losses of $17,054, $11,276 and $2,380 in 1999, 1998 and 1997, respectively. We have not achieved profitability and we expect significant operating losses and negative cash flow to continue for at least the next two years, and possibly longer. Our losses will continue to increase because we expect to incur additional costs and expenses related to research and development as well as expanding our organization, especially in general and administrative functions, sales, marketing and consulting.

    In addition, we are in the early stages of expanding our solution to address electronic distribution of digital music. We anticipate that this effort will entail additional significant increases in research and development costs as well as in sales and marketing. We do not expect to recognize meaningful revenues from the music business for at least the next 12 months, if ever. Because we will spend these amounts before we receive any incremental revenues from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.

The loss of any of our current major customers would cause our revenues to decline.

    Sony Marketing of Japan accounted for approximately 45% of our revenues in 1998. Sony Marketing and Ingram Micro combined accounted for approximately 38% of our revenues in 1999. We expect that Ingram Micro will account for a significant percentage of our future revenues, although we can give you no assurance in that regard. We expect that a small percentage of our customers will continue to account for a substantial portion of our revenues for at least the next 12 months. Contracts with these customers are generally short term in nature, varying in length from one to three years, and can be terminated by the customer on short notice without significant penalties. If any one of these contracts is not renewed or otherwise ends, we would lose a large portion of our revenues.

If a significant number of distribution channel participants do not agree to sell digital goods through our solution, we may not be successful.

    The distribution channel for digital goods is complex and multi-tiered, consisting of publishers, which sell to distributors, resellers and end customers; distributors, which sell to resellers; original equipment manufacturers, which sell to resellers and end customers; and resellers, which sell to end customers. Unless a significant number of these channel participants adopts our solution in a timely manner, we will not achieve the critical mass of participants we believe necessary for our success. Our success depends on the adoption of our solution not only by our customers but by the distribution channel partners of our customers as well. For example, in order for a distributor to sell digital goods using our solution, the publisher of the goods must consent to distribute its goods electronically and the reseller of the goods must also agree to use our solution. We do not know whether our customers' distribution channel partners will agree to use our solution. We depend on our customers to obtain publisher consents and to facilitate the adoption of our solution by their distribution channel partners. Unless a significant number of our customers' distribution channel partners agree to sell digital goods through our solution, we may not be able to earn enough revenues from our network transaction fees to become profitable or execute our business model.

If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we may be unable to increase our revenues or become profitable.

    Sales of Microsoft products accounted for approximately 13% of worldwide software sales in 1998 based on Microsoft's public reports and industry analyst data. If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we will lose a significant revenue opportunity. Additionally, Microsoft may initiate its own standard for the electronic distribution of its software over the Internet. Microsoft has initiated programs for the secure electronic distribution of music. If distribution channel participants favor Microsoft's existing or future solution for electronic distribution of digital goods, we may be unable to increase our revenues or become profitable.

Our sales cycle is lengthy and unpredictable which could cause us to fail to achieve projected results.

    Our sales cycle is a long and complex process. If network transaction fees are delayed or reduced as a result of this process, our future revenue and operating results could be impaired. Our sales process requires a significant level of education regarding the use and benefits of our solution. The purchase and deployment of our solution involves a significant commitment of capital and other resources. As a result, our customers typically spend substantial time performing internal reviews and obtaining corporate approvals before making a purchasing decision. Accordingly, the period between our initial sales call and the signing of a contract with significant sales potential typically ranges from four to six months and can be significantly longer. Therefore, the timing of sales to new customers is difficult to predict. Delays in receiving signed contracts with major customers could cause us to fail to achieve our projected results, as well as those of industry analysts, which would have a severe adverse effect on the price of our stock.

Our solution has not been used under high-volume transaction conditions and it may not meet the demands of our high-volume customers.

    Our solution has not yet been subjected to the volume of business and the complexity we anticipate will be required to fully support the future transactions of our largest customers. If our solution is not capable of processing the necessary volume of transactions, our business will be seriously harmed because the number of revenue generating transactions using our solution will be limited, customers may elect to use another solution and we may be exposed to adverse publicity. In addition, it is likely that production software tools, diagnostic tools and maintenance upgrades, as well as significant financial and other resources, will be required to achieve reliability and resolve technical issues related to large-scale transactions.

If our maintenance and upgrades to our solution disrupt our customers' operations, we may suffer lost revenues and harm to our reputation.

    We will need to upgrade and improve our solution periodically. Upgrading or deploying a new version of our solution requires the cooperation of our existing customers and their network participants. These network participants may be reluctant to upgrade our solution since this process can be complicated and time-consuming and poses the risk of network failures. If our periodic upgrades and maintenance cause disruptions, we will lose revenue generating transactions, our customers may elect to use other solutions and we may also be the subject of negative publicity that may further adversely affect our business and reputation.

Delays caused by integrating our solution with channel participants' existing systems may cause revenue shortfalls in a particular quarter.

    Our customers and their distribution channel partners must integrate our solution into their existing systems or a new system. Our business model is based on receiving network transaction fees. Thus, our success depends upon the timely and successful deployment of our solution by customers and their distribution channel partners for the distribution and licensing of digital goods.

    The timing and success of commercial deployment depends upon the:

  •
  complexity of our customers' systems and necessary development efforts;

  •
  technical and engineering capabilities of our customers;

  •
  budget for and relative importance of electronic distribution of digital

  •
  goods to our customers;

  •
  ability of our customers to integrate and test the implementation of our solution successfully; and

  •
  efforts of our consulting, training and support services staff in providing technical support to our customers.

    We have in the past experienced, and continue to experience, delays in the period between entering into a licensing arrangement and the time a customer commercially deploys our solution. We expect that this period will continue to vary widely from customer to customer.

Variations in the volume of sales of digital goods and services over the Internet will cause fluctuations in our quarterly operating results, which could cause our stock price to decline.

    The amount of network transaction fees we receive in any given quarter will depend on the sales of digital goods that occur using our solution. Because sales of digital goods using our solution are outside of our control, it will be difficult for us to make accurate quarterly revenue projections, even if our solution is deployed commercially by our licensees. In addition, our revenues will depend on the number of new deployments of our solution that occur in a particular quarter. However, in the short term, our operating expenses are relatively fixed and based in part on our revenue projections. As a result, if our revenue projections are not accurate for a particular quarter, our operating results for that quarter could fall below the expectations of analysts and investors. Our failure to meet these expectations would likely cause the market price of our common stock to decline significantly and rapidly.

Security breaches to our encryption technology may harm our reputation and business and may cause us to expend significant additional resources to protect against future breaches.

    Individuals, referred to as crackers, have in the past gained unlicensed access to secured digital goods distributed through our solution. While we expend significant efforts to make unauthorized access increasingly difficult, we expect that determined crackers will continue their attempts to crack our solution and may prove successful. We may have to expend significant resources to alleviate problems caused by these attempts to crack our solution.

    Any breach of our security systems could harm our reputation, which could materially harm our business. A party who is able to circumvent our security measures could misappropriate digital goods without paying the required license fees, gain unauthorized access to proprietary information, erase or modify electronic audit trails, or disrupt our customers' operations. Security breaches could also harm our reputation and expose us to litigation and liability. We cannot assure you that our security measures will prevent security breaches or that a failure to prevent such security breaches will not seriously harm our business.

We do not expect to recognize any significant revenues from the use of our solution by our customers to sell digital music for at least the next 12 months, and we may not ever recognize meaningful revenues from these sales.

    We have only recently begun to market our solution for electronic distribution of music and few customers are currently using our solution to distribute music. As a result, we do not believe that we will recognize any significant revenue from the use of our solution to sell music or any type of digital goods other than software for at least the next 12 months, if at all. We expect to incur significant expenses to develop and promote the use of our solution for the electronic distribution of music. If electronic distribution of music fails to develop or we are unable to penetrate this market, we will have expended a great deal of time, effort and financial resources that could have been directed to more beneficial activities. In addition, our business may be adversely impacted if our efforts are not successful.

    Several factors create risk in our ability to be successful in the this market, including:

  •
  Major music labels have not made firm commitment to any solution for the digital distribution of music. This is a gating factor in terms of when and how fast this market will develop.

  •
  It is uncertain if our solution will meet the needs of the major music labels.

  •
  Recent mergers and acquisitions in the music industry may slow the selection and adoption of a digital distribution platform.

  •
  We are relying on Intel to provide us with its content protection agent system that we can integrate with our solution. If we are unable to successfully integrate it into our solution, we may be unable to provide a viable solution for electronic distribution of music. Even if we successfully incorporate the content protection agent system into our solution, it may not provide adequate security.

  •
  Our music distribution solution provides for the persistent protection of music, but the underlying operating systems themselves are insecure and may be breached, thus providing ways for hackers to capture the music bits as the are rendered or sent to the sound card.

  •
  Our solution has not been commercially tested at high transaction volumes. We also rely upon third parties to create digital music players that support the content protection agent system technology developed by Intel. If such third parties fail to support this technology or end customers do not purchase devices to play music distributed through our solution, our solution may not gain market acceptance.

  •
  Technology standards may emerge that marginalize the value of our solution.

  •
  We do not support playback of music on portable devices today. Our solution today only supports desktop personal computers operating in a Microsoft Windows environment.

  •
  Other companies, such as Microsoft and Liquid Audio, have already begun to distribute digital music using their proprietary methods. If these methods are adopted prior to our solution gaining wide spread acceptance, our plans to use our solution for the distribution of digital music may be seriously harmed.

Our intellectual property rights are difficult and costly to protect because our industry is characterized by the existence of a large number of patents and frequent litigation. This may place a significant burden on our management team and may make it difficult for us to operate our business successfully.

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We regard our patents, copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We have 8 patents issued or allowed and an additional 12 applications pending with the United States Patent and Trademark Office. Our proprietary technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. These legal protections afford only limited protection and may be time consuming and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources away from our business operations. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we are not able to protect our intellectual property rights, our business may not succeed.

Factors outside our control may limit our expansion in international markets and may prevent us from developing international revenues.

    Although we sell our solution to customers outside the United States, we might not succeed in expanding our international presence. As a result of our agreement with Sony Marketing of Japan, which provides them the exclusive right to distribute our products in Japan, our success in this market depends on their efforts and ability to sell our solution. This grant of an exclusive right to Sony Marketing may prevent widespread adoption of our solution by the Japanese market, which may prevent us from becoming a widely-used solution in Japan.

Conducting our business outside the United States subjects us to unfavorable international regulations and conditions affecting businesses that operate in our industry and could cause our international business to fail.

    Conducting our business outside of the United States is subject to additional risks related to our business which are largely outside our control, including:

  •
  the possibility that the scarcity of high speed Internet access, the high cost of Internet access and the pace of future improvements in access to the Internet in countries outside the United States will limit the market for electronic distribution and licensing of digital goods;

  •
  reduced protection of our patents, copyrights and other intellectual property rights;

  •
  potential tax withholding of our network transaction fees;

  •
  U.S. and international export and use restrictions on our encryption technology; and

  •
  currency rate fluctuations that can impact our network transaction fees that are denominated in local currencies.

    One or more of these factors may materially and adversely affect our future international operations, and consequently, our business.

If our key employees do not continue to work for us, our business will be harmed because competition for replacements is intense.

    We are substantially dependent on the continued services of our officers and key personnel who are all at-will employees. These individuals have acquired specialized knowledge and skills with respect to our business. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while the new employee obtains the necessary training and experience. We expect that we will need to hire additional personnel in all areas. The competition for qualified personnel in our industry is intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. New employees require extensive training and typically require four to six months of training to achieve full productivity. Our success depends on attracting and retaining personnel.

We may need to raise additional funds in the future, which could result in dilution.

    We require substantial working capital to fund our business. We expect our existing capital resources to be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. This could seriously harm our business and operating results. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock. If we raise additional funds through the issuance of debt securities, holders of these securities could have rights, preferences, and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. If we need to raise funds and cannot do so on acceptable terms, we may not be able to develop or enhance our solution, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.

Our executive officers and directors will continue to have substantial ownership control over us, which could delay or prevent a merger or other change in control.

    As of March 10, 2000, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 34.7% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

Some provisions of our charter documents may have anti-takeover effects that could discourage a change in control, even if an acquisition would be beneficial to our stockholders.

    Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  •
  authorizing the issuance of shares of undesignated preferred stock without a vote of stockholders;

  •
  prohibiting stockholder action by written consent; and

  •
  limitations on stockholders' ability to call special stockholder meetings.

Substantial sales of our common stock could depress our stock price.

    If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 16,785,882 shares outstanding as of March 10, 2000, we had 4,885,572 shares of common stock eligible for sale in the public market. Most of our stockholders who acquired shares prior to our public offering in December 1999 are subject to agreements with our underwriters or us that restrict their ability to transfer shares they acquired prior to our initial public offering for 180 days from the date of our initial public offering (December 8, 1999). After these agreements expire, an additional 7,047,968 shares will be eligible for sale in the public market and an additional 4,852,342 become eligible for sale in the public market at various times thereafter.

We expect to make future acquisitions where advisable and acquisitions involve numerous risks. Our business is highly competitive, and as such, our growth is dependent upon market growth and our ability to enhance our existing solution and introduce new products and services on a timely basis.

    One of the ways we anticipate addressing the need to enhance our solution and develop new products is through acquisitions of other companies or technologies where advisable.

    Acquisitions involve numerous risks, including the following:

  •
  difficulties in integration of the operations, technologies, and products of the acquired company;

  •
  the risk of diverting management's attention from normal daily operations of the business;

  •
  potential difficulties in completing projects associated with purchased in-process research and development;

  •
  risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; and

  •
  the potential loss of key employees of the acquired company.

    Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that any acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us would materially harm our business and operating results.

Risks Related to Our Industry

The success of our business will largely depend on the widespread acceptance of commerce in digital goods over the Internet.

    The use of the Internet for distribution and licensing of digital goods may not be commercially accepted for a number of reasons, including:

  •
  failure to adequately develop the necessary infrastructure for the electronic distribution and licensing of digital goods, including data compression or broadband communication technology;

  •
  lack of adequate speed, access, or server reliability;

  •
  public perception of the security and confidentiality of digital information and the confidentiality of its providers and users;

  •
  development of competing technologies;

  •
  rate of adoption of electronic distribution and licensing of digital goods by the existing retail and other channels;

  •
  demand for digital goods that are available for purchase through electronic distribution; and

  •
  level of end customer comfort with the process of downloading software, music and other digital goods over the Internet, including the ease of use.

    In addition, our business will be seriously harmed if publishers, distributors or resellers of digital goods are unwilling to sell their digital goods over the Internet. These factors are outside of our control. If commerce in digital goods does not achieve widespread market acceptance or grow significantly, we may be unable to generate sufficient revenue to sustain our business.

Our market is subject to rapid technological changes; we may not be able to introduce new products and enhancements on a timely basis, impairing our ability to generate future revenue.

    The market for electronic distribution and licensing of digital goods is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. There is currently no standard for electronic distribution and licensing of digital goods. New products based on new technologies or new industry standards can quickly render existing products obsolete and unmarketable. In the past we have experienced delays in new product releases and we may experience similar delays in the future. Any delays in our ability to develop and release enhanced or new systems could seriously impair our ability to generate future revenue.

We are in a highly competitive industry, and we expect to face increased competition in the future; increased competition may reduce our revenues and market opportunity.

    The market for electronic distribution and licensing of digital goods is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. We currently compete directly with other providers of electronic commerce solutions for digital goods such as Cybersource, Digital River and InterTrust Technologies. More broadly, we compete with other providers of technology to secure digital content such as AT&T, IBM, Liquid Audio, Microsoft, Real Networks, Reciprocal and Xerox, as well as solutions developed in-house. In the future, operating system manufacturers may include digital rights management solutions in their operating systems.

    We believe that the principal competitive factors in our markets include:

  •
  software publisher, music label, distributor and reseller relationships;

  •
  system security, scalability and reliability;

  •
  breadth of products and services;

  •
  price; and

  •
  speed of deployment.

    Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and much greater financial, marketing and other resources than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with competitors as the use of the Internet and other online services increases. Increased competition may result in reduced prices, and loss of market share may negatively impact our ability to obtain network transaction fees. In addition, adoption by publishers, distributors and resellers of competing systems may significantly limit the size of the potential market for our solution. We may not be able to compete successfully against current and future competitors, and any inability to do so would materially adversely affect our business.

We may be sued for violating the intellectual property rights of others.

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We have not completed an in-depth and exhaustive analysis of such patents or applications. Some of our competitors have extensive patent portfolios with broad claims. As the number of competitors in the market grows and the functionality of our solution increases, the possibility of an intellectual property claim against us increases. In addition, because patent applications can take many years to issue, there may be a patent application now pending, of which we are unaware, which will cause us to be infringing when it is issued in the future. Moreover, we expect to receive more patent infringement claims as companies increasingly seek to patent their software, especially in light of recent developments in the law that extend the ability to patent software. To address these patent infringement or other intellectual property claims, we may have to redesign our solution to avoid infringement or enter into royalty or licensing agreements on disadvantageous commercial terms. We may be unable to successfully redesign our solution or obtain a necessary license. A successful claim against us or our licensees, or our failure to design around the infringed technology or license it or similar technology, would harm our business. In addition, any infringement or other intellectual property claims, with or without merit, which are brought against us could be time consuming and expensive to litigate or settle and could divert management's attention from our business.

    In April 1998, our predecessor and subsidiary, Portland Software, received a letter from representatives of TAU Systems Corporation informing us of two patents held by TAU Systems. In the letter, the representatives stated their opinion that Portland Software's ZipLock System software contained various elements recited in the two patents and requested that Portland Software discuss licensing the technology of these patents. Portland Software responded to the letter stating that although it had not undertaken a detailed review of the patents, it was unaware of any of its products having one of the elements required by the patent claims. In March 1999, we received correspondence from TAU Systems, essentially reiterating the above claims. In August 1999, after further investigation of the TAU Systems patents, we notified TAU Systems that we do not believe our software falls within the scope of coverage of TAU Systems' patents and, therefore, we were not interested in licensing arrangements. We have not received further correspondence from TAU Systems. On March 30, 1999, the United States District Court for the District of Connecticut dismissed a lawsuit filed by E-Data against several defendants, including Portland Software, alleging that they infringed E-Data's U.S. Patent No. 4,528,643 ("System for Reproducing Information in Material Objects at a Point of Sale Location") issued July 9, 1985. Although the suit was dismissed, it may be reinstated depending upon the outcome of E-Data's appeal before the Federal Circuit of a New York district court's dismissal of a prior patent infringement suit on the same patent that was filed by E-Data against different defendants. In the future, we, or our licensees, could be found to infringe upon the patent rights of TAU Systems, E-Data or other companies.

    On March 2, 2000, we received a letter from counsel to the owners of U.S. Patent No. 4,949,257 ("Automated Merchandising System for Computer Software") regarding the existence of this patent and the possibility of us licensing or entering into another arrangement for the use of the technology covered by this patent. The letter states that the patent owners intend to fully protect their rights under the patent. We are currently evaluating this patent and have not yet responded to this letter.

We have been, and may in the future be, subject to litigation that may adversely affect us.

    From time to time we have been, and may in the future be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party intellectual property rights by us and our licensees. We were subject to litigation initiated by 20/20 Software, Inc. in the United States Court for the District of Northern California. The 20/20 complaint alleged copyright infringement, unfair competition, interference with prospective economic advantage and misappropriation of trade secrets and confidential information of 20/20. On October 21, 1999, we entered a settlement agreement with 20/20 regarding these claims for an amount which was not material and with no admission of liability. On December 21, 1999, 20/20's counsel sent us a letter indicating that 20/20 continued to believe that we had misappropriated 20/20's technology and 20/20 therefore intended to assert additional claims. Our counsel responded that any such claims would be covered by the prior settlement agreement. As of now, it remains unclear whether 20/20 will in fact assert any future claims or, if so, on what basis such claims might be asserted. Claims like these, whether or not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business.

Legal uncertainties and potential government regulation could increase our costs and be a barrier to doing business.

    To date, communications and commerce on the Internet have not been highly regulated. State and federal governments may decide to enact new laws or regulations at any time and it may take years to determine the extent to which existing laws relating to issues including property ownership, defamation, and personal privacy apply to the Internet. Any new laws or regulations or implementations of existing laws and regulations relating to the Internet could harm our business.

    The European Union has adopted a privacy directive that regulates the collection and use of information that identifies an individual person. These regulations may inhibit or prohibit the collection and sharing of personal information in ways that could harm our partners or us. The globalization of Internet commerce may be harmed by these and similar regulations since the European Union privacy directive prohibits transmission of personal information outside the European Union unless the receiving country has enacted individual privacy protection laws at least as strong as those enacted by the European Union privacy directive. The United States and the European Union have not yet resolved this matter, and they may not ever do so, in a manner favorable to our customers or us.

Imposition of sales and other taxes on electronic commerce transactions may hinder electronic commerce.

    The taxation of commerce activities in connection with the Internet has not been established, may change in the future and may vary from jurisdiction to jurisdiction. One or more states or other countries may seek to impose sales or other taxes on companies that engage in or facilitate electronic commerce. A number of proposals have been made at the local, state and international level that would impose additional taxes on the sale of products and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and could significantly harm our business.

Moreover, if any state or other country were to assert successfully that we should collect sales or other taxes on the exchange of products and services through the Internet, our business may be harmed.

The trading price of our Common Stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations.

    The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of numerous factors such as:

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations;

  •
  new products or services offered by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  conditions or trends in the Internet and online commerce industries;

  •
  changes in the economic performance and/or market valuations of other Internet, online service industries;

  •
  changes in the economic performance and/or market valuations of other Internet, online service or retail companies;

  •
  announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  sales of common stock; and

  •
  other events or factors, many of which are beyond our control.

    In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially, adversely affect the market price of the common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and operating results.

Item 2. Properties

    We recently leased approximately 26,100 square feet of space in Sunnyvale, California to house our principal executive and administrative functions. This lease expires on August 31, 2003 but has options for either us or the landlord to terminate the lease as of June 30, 2001 or December 31, 2001 with 180 days notice. We are currently utilizing only about 60% of this space, allowing for future growth. We have successfully negotiated a termination of our sublease for approximately 75% of our existing 13,900 square feet located in Cupertino, California at a total cost of $31,000. We are attempting to sublease the remaining space. In addition, we have executive and administrative offices located in Portland, Oregon, where we lease approximately 17,800 square feet. We also maintain a small sales office in the London metropolitan area. We believe our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3. Legal Proceedings

    As of March 1, 2000, there were no material, pending legal proceedings to which we, or our subsidiaries, were a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our stockholders during the quarter ended December 31, 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our Common Stock trades on The Nasdaq National Market System under the symbol PRVW. The high and low sales prices for the period from December 8, 1999 (the date of our initial public offering) to December 31, 1999 were as follows:

1999	High	Low
Quarter 4	$94.00	$50.00

    The approximate number of beneficial shareholders and shareholders of record at March 1, 2000 was 2,687 and 366, respectively.

    We have never paid cash dividends on our capital stock and we have no plans to pay dividends in the future. Any payment of future cash dividends and the amounts of the dividends will depend upon our earnings, financial requirements, and other factors deemed relevant by our board of directors. In addition, our bank loan arrangements restrict our ability to pay dividends.

    The following sales of unregistered securities occurred during the year ended December 31, 1999:

  •
  In July 1999, we issued and sold 4,312,448 shares of series G preferred stock to 40 investors for aggregate consideration of $28,979,682. In connection with this financing, we also issued a warrant to purchase 76,682 shares of series G preferred stock at an exercise price equal to $21.00, the initial public offering price of the Company's common stock. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering.

  •
  Throughout 1999, we issued options exercisable for 2,241,165 shares of our common stock with a weighted average exercise price of $9.61 in exchange for services provided. The options generally become exercisable over a four year period. In addition, we issued 380,436 shares of our common stock pursuant to the exercise of stock options for aggregate consideration of $475,083. These issuances were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

  •
  In October 1999, we issued a warrant exercisable for 264,800 shares of the Company's common stock with an exercise price of $9.00 per share in exchange for services to be provided. Upon issuance, 99,300 shares were exercisable and the remaining 165,500 shares are exercisable upon achievement of certain milestones. In addition, 279,179 shares of the Company's common stock were issued upon exercise of warrants for total proceeds of $2,038,281. These issuances were deemed exempt from registration under the Securities Act in reliance upon Sections 3(a)(10) and 4(2) promulgated under the Securities Act.

Item 6. Selected Financial Data

    We were formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. We completed both of these mergers on August 5, 1998. In accordance with Accounting Principles Board Opinion No. 16, we determined the stockholders of Preview Software to be our controlling stockholders. As a result, we accounted for our merger with Preview Software as a reorganization under common control with the underlying net assets recorded by us at historical cost. We accounted for our merger with Portland Software using the purchase method. Due to the fact that neither our predecessor nor we were formed prior to October 1995 and activity from October 1995 to December 1995 was not material, no financial data prior to 1996 is presented. Therefore, the following selected consolidated financial data for the years ended December 31, 1996, 1997, 1998 and 1999 reflect our operations and those of Preview Software, and reflect the operations of Portland Software from August 5, 1998.

IN THOUSANDS (except per share data)	1999	1998	1997	1996
Statement of Operations Data
Revenues:
Network transaction fees	$2,328	$435	$262	$148
Services	1,155	175	—	—

Total revenues	3,483	610	262	148
Operating expenses:
Research and development	6,653	2,967	986	34
Sales and marketing	6,463	2,899	777	172
General and administrative	5,224	3,119	765	184
Stock based compensation	804	35	95	—
Acquisition related costs	2,076	2,957	—	—

Total operating expenses	21,220	11,977	2,623	390

Loss from operations	(17,737)	(11,367)	(2,361)	(242)
Other income (expense), net	683	91	(19)	—

Net loss	$(17,054)	$(11,276)	$(2,380)	$(242)

Basic and diluted net loss per share	$(4.65)	$(7.55)	$(6.45)	$(0.69)

Shares used in computing net loss per share	3,666	1,494	369	350

Balance Sheet Data
Cash and cash equivalents	$71,801	$4,886	$2,489	$30
Short-term investments	17,914	—	—	—
Working capital (deficit)	88,537	3,021	2,291	(22)
Total assets	98,225	12,490	3,122	90
Deferred revenue	2,543	2,077	—	—
Long-term debt and capital lease obligations, less current portion	289	435	11	—
Stockholders' equity	92,541	8,006	2,713	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Numbers in thousands, except per share amounts)

Overview

    We acquired all of the outstanding equity interests of Preview Software and Portland Software on August 5, 1998. Prior to the acquisitions, Portland Software developed and licensed infrastructure software applications designed to enable electronic software distribution among multiple distribution channel partners. Preview Software developed and licensed electronic software distribution products that enabled management and enforcement of licensing rights both prior to and after electronic delivery to end customers. During the period immediately preceding merger discussions, several key customers expressed to both companies the desire to license a system that would feature Portland Software's server software with the capabilities provided by Preview Software's client software. As a result, the two companies decided to merge and combine their software and services into a single comprehensive solution. We were formed in April 1998 to effect this business combination.

    In accordance with Accounting Principles Board Opinion No. 16, we determined that the stockholders of Preview Software were our controlling stockholders. Accordingly, we accounted for our merger with Preview Software as a reorganization under common control with the underlying net assets of Preview Software recorded by us at historical cost. We accounted for our merger with Portland Software using the purchase method. Therefore, the accompanying consolidated financial statements reflect our operations and those of Preview Software for all periods presented and reflect the operations of Portland Software since August 5, 1998.

    On August 5, 1998, we capitalized $6,022 in the form of acquired technology, patents and other intangibles in connection with the Portland merger. We are amortizing these intangible assets over two to three years, the estimated useful lives of the related assets. Amortization of intangibles will result in a charge of approximately $519 and $2,076 on a quarterly and annual basis, respectively, through August 2000 and approximately $467 and $1,868 on a quarterly and annual basis, respectively, from September 2000 through August 2001.

    In October 1999, we issued a warrant to purchase 265 shares of common stock to Virgin Holdings, Inc. at an exercise price per share equal to $9.00. These shares are exercisable as follows: 99 shares are currently exercisable; 33 shares become exercisable upon achievement of a performance milestone in the first quarter of 2000; and an additional 133 shares become exercisable upon achievement of a final milestone in the fourth quarter of 2000. We recorded a non-cash charge, principally related to marketing activities, of $546 in the fourth quarter of 1999 for the fair value, as determined by the Black-Scholes valuation model, of the portion of the warrant that vested during the quarter. Additional charges will be recorded as additional portions of the warrant vest. The non-cash charges may have a material impact on our results of operations.

    We generally provide rights to use our solution and ongoing customer support through annual licensing agreements. These agreements typically require the payment of network transaction fees based on a percentage of the sales fulfilled using our solution. Prior to the Portland merger, Preview Software's revenues were typically based on one-time license fees, which were recognized over the term of the license. Currently, our network transaction fees are based on a percentage of the sales fulfilled using our solution. Our customers typically commit to minimum network transaction fees that entitle them to fulfill an agreed amount of sales during the one-year term of the agreement. Some or all of the minimum network transaction fees are prepaid upon signing the agreement. We record deferred revenue related to these fees and recognize them on a straight-line basis over the license period. To the extent sales fulfilled using our solution exceed the agreed amount of sales, we recognize incremental network transaction fees. We will recognize these incremental network transaction fees when the amounts due are known, which will generally be in the month subsequent to our customers' sales. Through December 31, 1999, incremental network transaction fees earned have not been significant.

    We entered into a three-year agreement with Sony Marketing of Japan in September 1998 that gives Sony Marketing the exclusive right to use and sublicense our solution in Japan, including future upgrades, enhancements and new products. The agreement also provided for training and support through June 1999. We received non-creditable, upfront payments for the license, services and training to be performed by us. We recorded deferred revenue on these upfront fees and recognize the license portion as network transaction fees on a straight-line basis over the three-year term of the agreement. We recognized the service revenue as work was performed. In addition, beginning April 1999, Sony Marketing has agreed to pay us network transaction fees based on a percentage of the revenue it receives from distributing our solution and providing related services. Sony Marketing committed to pay us annual minimum network transaction fees. If the network transaction fees paid by Sony Marketing during the initial annual period are less than the annual minimum network transactions fees, Sony Marketing must pay us any shortfall. Beginning April 2000, if network transaction fees are less than a specified target, Sony Marketing, at its option, may forego its exclusivity rights rather than pay the shortfall. During the first year of the agreement, we recognized the annual minimum network transactions fees over 12 months. In subsequent years, we will recognize the network transaction fees as they are earned.

    Service revenues generally consist of consulting, training and integration fees. We typically bill these services and recognize them as the related services are performed or when contract milestones are achieved.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

    Total revenues were $3,483 for the year ended December 31, 1999 compared to $610 for the year ended December 31, 1998.

    Network transaction fees were $2,328 in 1999 compared to $435 in 1998. The increase in network transaction fees resulted from growth in our customer base and growing market acceptance of electronic distribution of digital content. This growth, in turn, resulted from increased sales and marketing efforts subsequent to the Portland Software merger. Sony Marketing and Ingram Micro accounted for $532 and $177 of the increase, respectively. During 1999, we continued to build our customer network, signing contracts with new distributors, publishers, and resellers. In addition, during the year, several of our customers began commercial transactions using our solution. Future network transaction fee revenue growth will be dependent on continuing to expand our customer base and existing customers generating transaction volume using our solution.

    Service revenues were $1,155 in 1999 compared to $175 in 1998. Approximately $350 of the increase in service revenues was the result of training and consulting services performed for Sony Marketing and Ingram Micro in connection with their agreements. The remainder of the increase resulted from training and consulting services to an expanding customer base.

    Two customers, Sony Marketing of Japan and Ingram Micro, accounted for 26% and 12%, respectively, of total revenues in 1999. Two customers accounted for 45% and 13%, respectively, of total revenues in 1998.

Operating Expenses

    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of software used in product development. Research and development expenses were $6,653 in 1999 compared to $2,967 in 1998. Approximately $1,250 of the increase in research and development expenses resulted from inclusion of the operations of Portland Software for the full year in 1999. In addition, increased headcount accounted for approximately $2,100 of the increase. During 1999, we expanded our platform to support multiple digital goods and include full multi-lingual support for both Windows and Mac platforms. In addition, we expanded our service engineering capabilities to support integration into our customer environments. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to increase in the future.

    Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing and field service support, consultant fees, advertising, promotional materials and trade show exhibit expenses. Sales and marketing expenses were $6,463 in 1999 compared to $2,899 in 1998. Approximately $900 of the increase was related to inclusion of the operations of Portland Software for the full year in 1999. Increased headcount during 1999 accounted for approximately $1,200 of the increase. In addition, advertising and other marketing program costs increased approximately $650 during 1999 compared to 1998. We expect sales and marketing expenses to increase in the future as we expand into other digital goods markets or rights management areas, expand our presence in international markets and grow our customer base.

    General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses were $5,224 in 1999 compared to $3,119 in 1998. Approximately $325 of the increase related to inclusion of the operations of Portland Software for the full year of 1999. In addition, approximately $500 of the increase related to increased headcount during the year, approximately $275 related to increased legal costs and approximately $360 related to increased facilities costs in 1999 compared to 1998. We expect general and administrative expenses to increase in the future as we add personnel, incur additional costs to support continued growth and implement additional internal systems necessary to support a public company.

    Stock based compensation relates to the issuance of common stock warrants and options either below the fair market value of the Company's common stock or to non-employees. The $804 of stock based compensation in 1999 primarily relates to the warrant issued to Virgin Holdings, Inc. discussed above.

    Acquisition related costs consist of the amortization of patents and other intangibles and in-process research and development acquired in connection with the Portland Software merger. Acquisition related costs were $2,076 in 1999 compared to $2,957 in 1998. The $2,076 of costs in 1999 relate to the amortization of intangibles. Amortization of intangibles in 1998 was $866. The increase in amortization of intangibles resulted from the Portland Software merger, which occurred on August 5, 1998. Upon consummation of the Portland Software merger, we also recorded an unusual charge of $2,091, which represented acquired in-process research and development. The value assigned to in-process research and development represented research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. The value was determined by estimating the costs to further develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value using a discount rate of 45%. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in-process technology under development was expected to be commercially viable on dates ranging from late 1998 to 2000. Expenditures to complete these projects were expected to total approximately $1,000. These estimates are subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility. To date, expenditures and results have not differed significantly from the forecast assumptions.

Income Taxes

    We have incurred net losses since inception for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 1999, we had approximately $27,697 of federal and state net operating loss carryforwards to offset against future taxable income. The federal net operating loss and tax credit carryforwards expire on various dates through 2019, if not used. The state net operating loss carryforwards expire on various dates through 2014, if not used. Utilization of net operating losses and credits is subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not, in our assessment, that our net deferred tax assets will be realized.

Interest Income

    Interest income increased to $798 in 1999 from $123 in 1998 as a result increased cash and investment balances resulting from the issuance of our Series G Preferred Stock and our initial public offering of common stock. We anticipate that interest income will be higher in the future as we expect the cash available for short-term investment will be higher than in past years.

Other

    Inflation did not have a material impact on the results of operations in 1999 or 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

    Total revenues were $610 in 1998 compared to $262 in 1997.

    Network transaction fees were $435 in 1998 compared to $262 in 1997. The increase in network transaction fees was the result of increased sales and marketing efforts subsequent to the Portland Software merger.

    Service revenues were $175 in 1998 and $0 for the year ended December 31, 1997. Approximately $121 of the increase in service revenues was a result of training and custom consulting services performed for Sony Marketing of Japan in 1998 in connection with their agreement.

    Two customers, Sony Marketing of Japan and Cybersource, accounted for 45% and 13%, respectively, of total revenues in 1998. Two customers accounted for 21% and 12%, respectively, of total revenues in 1997.

Operating Expenses

    Research and development expenses were $2,967 in 1998 compared to $986 in 1997. Research and development expenses increased primarily due to an approximately $1,300 million increase in personnel costs following the Portland Software merger. In addition, approximately $300 of the increase was a result of the cost of software used in product development.

    Sales and marketing expenses were $2,899 in 1998 compared to $777 in 1997. Sales and marketing expenses increased primarily due to an approximately $1,400 increase in personnel costs following the Portland Software merger. In addition, approximately $430 resulted from increased advertising and other related costs and approximately $110 related to increased travel costs.

    General and administrative expenses were $3,119 in 1998 compared to $765 in 1997. General and administrative expenses increased primarily due to an approximately $730 increase in personal costs following the Portland Software merger. In addition, legal and facilities costs each increased approximately $300.

    Acquisition related costs were $2,957 in 1998 compared to $0 in 1997. The increase was related to the amortization of intangibles and the write-off of in-process research and development related to the Portland Software merger in August 1998.

Other

    Inflation did not have a material impact on the results of operations for 1998 or 1997.

Seasonality and Quarterly Results of Operations

    Due to our limited operating history, we are unsure what effect, if any, the seasonal nature of our customers' business will have on our quarterly results of operations.

Liquidity and Capital Resources

    Historically, we have funded our operations through the sale of preferred stock and, to a much lesser degree, our bank credit facility. Through December 31, 1999, we raised cash proceeds of $39,699 through these privately placed preferred stock financings and had outstanding borrowings at December 31, 1999, including capital lease commitments, of $612. In December 1999, we completed our initial public offering of 3,800 shares of common stock for net proceeds of $71,245. In January 2000, the underwriters of our initial public offering exercised their over-allotment option, resulting in the sale of an additional 570 shares of common stock for net proceeds of $11,100.

    At December 31, 1999, we had working capital of $88,537, including $71,801 of cash and cash equivalents and $17,914 of short-term investments. The $84,829 increase in cash and cash equivalents and short-term investments from December 31, 1998 is primarily a result of net proceeds from our initial public offering of $71,245 and proceeds from the issuance of preferred stock of $27,027, offset by $14,534 used in operations and $1,258 for the purchase of equipment.

    We have a loan agreement with a bank, which provides for borrowings under a term loan. Amounts borrowed under term loan bear interest at the bank's prime rate plus 1% (9.5% at December 31, 1999). The loan is payable in 36 equal installments of $13 of principal, plus interest. Borrowings are collateralized by all of our tangible and intangible assets. At December 31, 1999, amounts outstanding under the term loan were $302. Under this agreement, we are required to maintain compliance with financial covenants regarding minimum tangible net worth, liquidity coverage and ratio of quick assets to current liabilities minus deferred revenue. We were in compliance with these financial covenants at December 31, 1999. The term loan matures on November 2, 2001.

    Accounts receivable were $2,229 at December 31, 1999 compared to $152 at December 31, 1998. The increase was primarily attributable to the execution of new licensing agreements with publishers and Ingram Micro. Days sales outstanding at December 31, 1999 were 167 primarily as a result of the contract terms that allow for installment payments, a majority of which, according to our revenue recognition policy, are recorded as deferred revenue.

    Accounts payable were $1,092 at December 31, 1999 compared to $442 at December 31, 1998, primarily as a result of increased business activity.

    Deferred revenue increased to $2,543 at December 31, 1999 from $2,077 at December 31, 1998, primarily as a result of growth in our customer base. $1,916 of the deferred revenue at December 31, 1999 was current.

    We believe that cash on hand will be sufficient to meet our working capital needs through at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any additional financing may be dilutive to our stockholders. If we raise additional funds through the issuance of debt securities, holders of these securities could have rights, preferences, and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations.

Year 2000 Compliance

    We are not aware of any material problems with our internal systems, products, suppliers or customers related to the year 2000. We spent a total of approximately $50 on year 2000 issues and do not expect to incur any additional material costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We develop products in the United States and make agreements with customers in North America, Europe, and Asia. As a result, our financial results could be adversely affected by various factors, including foreign currency exchange rates or weak economic conditions in foreign markets. Network transaction fees from our European and Asian partners will be primarily denominated in foreign currencies and generally translated on a monthly basis to U.S. dollars to determine the amount of fees we are due. As a result, we could be affected adversely by fluctuations in foreign currency exchange rates.

    Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments and credit facilities, which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk market risk, and reinvestment risk. We plan to mitigate default risk by investing in high credit quality securities.

Item 8. Financial Statements and Supplementary Financial Data

    The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1999 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1998
Revenues:
Network transaction fees	$61	$50	$119	$205
Services	—	—	23	152

Total revenues	61	50	142	357
Operating expenses(1)	1,702	1,554	4,932	3,789

Loss from operations	(1,641)	(1,504)	(4,790)	(3,432)
Other income, net	20	15	10	46

Net loss	$(1,621)	$(1,489)	$(4,780)	$(3,386)

Basic and diluted net loss per share	$(2.57)	$(2.12)	$(2.49)	$(1.26)

1999
Revenues:
Network transaction fees	$295	$447	$740	$846
Services	168	311	303	373

Total revenues	463	758	1,043	1 219
Operating expenses	4,068	4,592	5,373	7,187

Loss from operations	(3,605)	(3,834)	(4,330)	(5,968)
Other income (expense), net	27	(24)	246	434

Net loss	$(3,578)	$(3,858)	$(4,084)	$(5,534)

Basic and diluted net loss per share	$(1.29)	$(1.41)	$(1.32)	$(0.94)

(1)
Operating expenses in the third quarter of 1998 include a non-cash charge for acquired in-process research and development of $2,091, related to the merger with Portland Software.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information required by this item is incorporated by reference to Preview's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

    Information required by this item is incorporated by reference to Preview's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information required by this item is incorporated by reference to Preview's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions

    Information required by this item is incorporated by reference to Preview's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

    There are no schedules required to be filed with this Form 10-K.

  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

  Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
3.1	Sixth Amended and Restated Certificate of Incorporation, as currently in effect.(1)
3.2	Form of Amended and Restated Bylaws, as currently in effect.(1)
4.1	Form of stock certificate.(1)
10.1	Form of indemnification agreement.(1)
10.2	Portland Software Amended and Restated 1994 Stock Option Plan, including form of stock option agreement.(1)
10.3	Preview Software 1997 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.4	Preview Software New 1997 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.5	Preview Systems 1998 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.6	Preview Systems 1999 Directors' Stock Option Plan, including form of stock option agreement.(1)
10.7	Preview Systems 1999 Employee Stock Purchase Plan, including form of subscription agreement.(1)
10.8	Third Amended and Restated Rights Agreement between Preview Systems and certain holders of our securities dated December 3, 1999.(1)

10.9	Common Stock Purchase Agreement between Preview Systems and Vincent Pluvinage dated July 5, 1999.(1)
10.10	Common Stock Purchase Agreement between Preview Systems and Brad Solso dated July 6, 1999.(1)
10.11	One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated July 3, 1996.(1)
10.12	One Thousand Broadway Building First Lease Amendment between Portland Software and One Thousand Broadway Building LP dated August 14, 1996.(1)
10.13	First Amendment to One Thousand Broadway Building Lease Agreement between Portland Software and One thousand Broadway Building Limited Partnership dated November 26, 1996.(1)
10.14	Second Amendment to One Thousand Broadway Building Lease Agreement between Portland Software and One thousand Broadway Building Limited Partnership dated November 9, 1997.(1)
10.15	Standard Office Lease—Gross between Preview Software and South Bay/Copley Venture, Inc. dated September 5, 1997.(1)
10.16	First Amendment to lease between Preview Software and South Bay/Copley Venture, Inc. dated November 25, 1997.(1)
10.17	Second Amendment to lease between Preview Software and Limar Realty Corp. #26 dated August 26, 1998.(1)
10.18	Partial Lease Termination Agreement dated February 23, 2000 between Limar Realty Corp. #26 and Preview Systems, Inc.
10.19	Partial Lease Termination Agreement II dated March 1, 2000 between Limar Realty Corp. #26 and Preview Systems, Inc.
10.20	Sub-Sublease Agreement between Interwoven, Inc. and Preview Systems, Inc. dated as of December 1999.
10.21	Loan and Security Agreement between Silicon Valley Bank and Preview Systems dated November 2, 1998.(1)
10.22	Loan Modification Agreement between Silicon Valley Bank and Preview Systems dated July 1, 1999.(1)
10.23	ZipLock ESD System License Agreement between Preview Systems and Ingram Micro Inc. dated June 30, 1999.(1)(2)
10.24	License Agreement between Preview Systems and Sony Marketing of Japan dated as of September 29, 1998.(1)(2)
10.25	Agreement and Plan of Reorganization by and among Preview Systems, Preview Software, Portland Software, Preview Acquisition Corp. and Portland Acquisition Corp. dated as of May 28, 1998.(1)
10.26	Pledge Agreement between Preview Systems, Inc. and Vincent Pluvinage dated September 14, 1998.(1)
10.27	Sublease Agreement between Virtual Integration Technology and Preview Systems dated September 1, 1999.(1)
10.28	Preview Systems 1999 Executive Stock Option Plan, including form of stock option agreement.(1)

21.1	Subsidiaries of Preview Systems, Inc.(1)
23.1	Consent of Arthur Andersen LLP
27.1	Financial Data Schedule

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, registration statement number 333-87181, as filed with the Securities and Exchange Commission on December 7, 1999.

(2)
Confidential treatment requested as to certain portions of this exhibit.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000	PREVIEW SYSTEMS, INC.
	By:	/s/ DR. VINCENT PLUVINAGE Dr. Vincent Pluvinage President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000:

Signature	Title

/s/ DR. VINCENT PLUVINAGE Dr. Vincent Pluvinage	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ G. BRADFORD SOLSO G. Bradford Solso	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ GERARD H. LANGELER Gerard H. Langeler	Chairman of the Board of Directors
/s/ BRUCE R. BOURBON Bruce R. Bourbon	Director
/s/ DONALD L. LUCAS Donald L. Lucas	Director
/s/ GARY E. RIESCHEL Gary E. Rieschel	Director
/s/ DR. R. DOUGLAS RIVERS Dr. R. Douglas Rivers	Director
/s/ JO ANN HEIDI ROIZEN Jo Ann Heidi Roizen	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Preview Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Preview Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preview Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Portland, Oregon
January 21, 2000

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	1999	1998
Assets
Current assets:
Cash and cash equivalents	$71,801	$4,886
Short-term investments	17,914	—
Accounts receivable, net of allowance for uncollectible accounts of $75, and $0, respectively	2,229	152
Prepaid expenses	687	360
Other current assets	407	55

Total current assets	93,038	5,453
Property and equipment, net	1,521	820
Intangibles, net	3,492	5,720
Other assets	174	497

Total assets	$98,225	$12,490

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$—	$50
Current portion of long-term debt	157	157
Current portion of capital lease obligations	166	134
Accounts payable	1,092	442
Accrued liabilities	1,170	840
Deferred revenue	1,916	809

Total current liabilities	4,501	2,432
Long-term debt, less current portion	145	302
Capital lease obligations, less current portion	144	133
Deferred revenue, less current portion	627	1,268
Other liabilities	267	349

Total liabilities	5,684	4,484
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized—5,000 shares; issued and outstanding 0 and 4,476 shares; aggregate liquidation preference of $0 and $23,885	—	—
Common stock, $0.0002 per share par value:
Authorized—75,000 shares; issued and outstanding 16,207 and 2,684 shares	3	—
Additional paid-in capital	125,493	22,115
Stockholder notes receivable	(1,912)	(125)
Deferred compensation	(101)	(96)
Accumulated deficit	(30,942)	(13,888)

Total stockholders' equity	92,541	8,006

Total liabilities and stockholders' equity	$98,225	$12,490

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	1999	1998	1997
Revenues
Network transaction fees	$2,328	$435	$262
Services	1,155	175	—

Total revenues	3,483	610	262
Operating expenses:
Research and development	6,653	2,967	986
Sales and marketing	6,463	2,899	777
General and administrative	5,224	3,119	765
Stock based compensation	804	35	95
Acquisition related costs	2,076	2,957	—

Total operating expenses	21,220	11,977	2,623

Loss from operations	(17,737)	(11,367)	(2,361)
Other income (expense):
Interest expense	(108)	(37)	(40)
Interest income	798	123	21
Other, net	(7)	5	—

Total other income (expense)	683	91	(19)

Net loss	$(17,054)	$(11,276)	$(2,380)

Basic and diluted net loss per share	$(4.65)	$(7.55)	$(6.45)

Shares used in per share calculations	3,666	1,494	369

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1996	160	$—	350	$—	$232	$—	$—	$(232)	$—
Issuance of Series A preferred stock at $1.00 per share	414	—	—	—	413	—	—	—	413
Issuance of Series B preferred stock at $2.00 per share, net of issuance costs	352	—	—	—	693	—	—	—	693
Issuance of Series C preferred stock at $3.20 per share, net of issuance costs	1,250	—	—	—	3,916	—	—	—	3,916
Fair value of Series C preferred stock warrants issued	—	—	—	—	40	—	—	—	40
Exercise of common stock options for cash	—	—	32	—	31	—	—	—	31
Exercise of common stock options for notes receivable	—	—	200	—	100	(100)	—	—	—
Compensation related to issuance of stock options	—	—	—	—	95	—	(95)	—	—
Net loss	—	—	—	—	—	—	—	(2,380)	(2,380)

Balance at December 31, 1997	2,176	—	582	—	5,520	(100)	(95)	(2,612)	2,713
Issuance of Series D preferred stock at $6.68 per share, net of issuance costs	299	—	—	—	1,965	—	—	—	1,965
Acquisition of Portland Software, Inc.:
Issuance of Series E preferred stock	838	—	—	—	4,190	—	—	—	4,190
Issuance of common stock	—	—	1,929	—	3,857	—	—	—	3,857
Issuance of stock options and warrants	—	—	—	—	732	—	—	—	732
Issuance of Series F preferred stock at $5.00 per share, net of issuance costs	1,163	—	—	—	5,685	—	—	—	5,685
Exercise of common stock options for cash and notes receivable	—	—	118	—	61	(25)	—	—	36
Issuance of common stock for patent rights	—	—	55	—	55	—	—	—	55
Compensation related to issuance of stock options	—	—	—	—	50	—	(50)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	—	(11,276)	(11,276)

Balance at December 31, 1998	4,476	—	2,684	—	22,115	(125)	(96)	(13,888)	8,006
Issuance of Series G preferred stock at $6.72 per share, net of issuance costs	4,312	—	—	—	27,027	—	—	—	27,027
Issuance of common stock for notes receivable	—	—	275	—	1,787	(1,787)	—	—	—
Exercise of common stock options and warrants for cash	104	—	556	—	2,513	—	—	—	2,513
Compensation related to issuance of stock options and warrants	—	—	—	—	835	—	(221)	—	614
Amortization of deferred compensation	—	—	—	—	(26)	—	216	—	190
Issuance of shares in public offering, net of issuance costs of $8,558	—	—	3,800	1	71,242	—	—	—	71,243
Conversion of preferred stock to common stock	(8,892)	—	8,892	2	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	(17,054)	(17,054)

Balance at December 31, 1999	—	$—	16,207	$3	$125,493	$(1,912)	$(101)	$(30,942)	$92,541

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net loss	$(17,054)	$(11,276)	$(2,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,769	1,420	51
Other non-cash expenses	804	135	40
Loss on sale of fixed assets	16	—	—
Acquired in-process research and development	—	2,091	—
Changes in operating assets and liabilities:
Related party receivable	—	—	25
Accounts receivable	(2,077)	315	(61)
Prepaid expenses and other current assets	(679)	(77)	(126)
Other assets	323	(313)	(81)
Accounts payable	650	171	146
Accrued liabilities and other liabilities	248	(120)	176
Deferred revenue	466	1,729	—

Net cash used in operating activities	(14,534)	(5,925)	(2,210)
Cash flows from investing activities:
Purchase of short-term investments	(17,914)	—	—
Acquisition of Portland Software, Inc., net of cash acquired	—	978	—
Shareholder notes receivable	—	(25)	—
Purchases of intangibles	—	(200)	—
Purchases of property and equipment	(1,258)	(561)	(363)

Net cash (used in) provided by investing activities	(19,172)	192	(363)
Cash flows from financing activities:
Borrowings under line of credit, notes payable and long-term debt	—	459	271
Repayments under line of credit, notes payable and long-term debt	(207)	(50)	—
Proceeds from obligations under capital leases	235	108	—
Payment of obligations under capital leases	(192)	(98)	(1)
Issuance of preferred stock, net	27,027	7,650	4,730
Issuance of common stock in public offering, net of issuance costs	71,245	—	—
Issuance of common stock pursuant to the exercise of options and warrants	2,513	61	32

Net cash provided by financing activities	100,621	8,130	5,032

Net increase in cash and cash equivalents	66,915	2,397	2,459
Cash and cash equivalents:
Beginning of period	4,886	2,489	30

End of period	$71,801	$4,886	$2,489

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$108	$53	$—
Cash paid for income taxes	—	11	1
Supplemental Disclosure of Significant Non-Cash Transactions:
Conversion of promissory notes into preferred stock	$—	$—	$271
Issuance of common stock pursuant to notes receivable	1,787	—	100
Assets acquired in exchange for note payable and other obligations	—	509	—

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company

    On August 5, 1998, all of the outstanding equity interests of Preview Software, Inc. ("Preview Software") and Portland Software, Inc. ("Portland Software") were merged into Preview Systems, Inc. ("the Company" or "Preview"). In accordance with Accounting Principles Board Opinion No. 16, the stockholders of Preview Software were determined to be the controlling stockholders of the Company. Accordingly, the merger of Preview Software into the Company was accounted for as a reorganization under common control with the underlying net assets recorded by the Company at historical cost. The merger of Portland Software into the Company was accounted for using the purchase method. Therefore, the accompanying consolidated financial statements reflect the operations of Preview Software for all periods presented and reflect the operations of Portland Software since August 5, 1998.

    Preview Systems is a provider of an Internet-based infrastructure solution that enables networks for distribution and licensing of digital goods. Through their infrastructure solution and strategic relationships, the Company links software publishers and music labels to their channel partners and end-users worldwide, creating an end-to-end electronic distribution chain that manages the e-commerce of digital goods and associated licensing rights.

Consolidated Statements

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Portland Software and Preview Software. All significant intercompany transactions have been eliminated in consolidation.

Stock Split and Authorized Capital

    On September 14, 1999, the Company authorized a 1 for 2 reverse stock split of its common and preferred stock, effective immediately prior to the closing of the initial public offering on December 8, 1999. All share and per share amounts have been retroactively adjusted to reflect this stock split. The Board of Directors also amended the number of authorized shares of common stock to 75,000 shares and the number of shares of preferred stock to 5,000 shares, effective upon the closing of the initial public offering.

Cash, Cash Equivalents and Marketable Securities

    For the purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998, the Company held its cash and cash equivalents in checking, money market accounts and commercial paper. The Company's marketable securities are all classified as "available for sale." Accordingly, these securities are carried at fair value with unrealized losses excluded from earnings and reported in a separate component of stockholders' equity. Unrealized gains and losses through December 31, 1999 are not material.

Restricted Cash

    A deposit of $53 related to the Company's facility lease is included in other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

    The Company's financial instruments consist of accounts receivable, accounts payable, capital leases, notes payable and long-term debt. For the periods presented, the fair value of the Company's financial instruments approximate their carrying value.

Advertising

    The Company expenses the costs of advertising when such costs are incurred. Advertising expense was $88, $111 and $152 for 1999, 1998 and 1997, respectively.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Property and Equipment

    Property and equipment are stated at cost. Capitalized leased property is recorded at the lesser of the present value of minimum lease payments or the fair value of the leased property.

    Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the shorter of the term of the related lease or the estimated useful life of the asset. The estimated useful lives of property and equipment are as follows:

Years
Computer equipment and software	three
Furniture and fixtures	five
Leasehold improvements	three
Communications hardware	five

Impairment of Long-lived Assets

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which establishes criteria for measuring impairment losses of long-lived assets and determining when such losses should be recognized. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses to date.

Intangible Assets

    Intangible assets associated with acquisitions are amortized using the straight-line method over the estimated useful lives of the related assets, from two to three years. Patents are stated at acquisition cost and are amortized using the straight-line method over three to six years. Detail of Intangibles is as follows:

	December 31,
	1999	1998
Patents	$1,052	$1,052
Acquired technology	4,533	4,533
Other intangible assets	1,125	1,125

	6,710	6,710
Less accumulated amortization	(3,218)	(990)

Total	$3,492	$5,720

Revenue Recognition

    The Company generally provides rights to use of their solution and ongoing customer support (upgrades, enhancements, phone support, patches, etc.) through annual licensing agreements. These agreements typically require the payment of a transaction fee based on a percentage of value of sales that are fulfilled utilizing the Company's solution. Customers typically commit to annual minimum network transaction fees that entitle them to fulfill an agreed amount of sales during the one-year term of the agreement. Some or all of the minimum network transaction fees are due upon execution of the agreement. The Company records deferred revenue and recognizes the minimum network transaction fee on a straight-line basis over the license period. To the extent sales fulfilled using our solution exceed the agreed minimum amount of sales, the Company recognizes incremental network transaction fees. Through December 31, 1999, incremental transaction fees earned have not been material. In the future, the Company will record the incremental network transaction fees, if any, when known, which may be in the month subsequent to the transaction. Prior to the Portland merger, Preview Software's revenues were typically based on one-time license fees, which were recognized over the term of the license.

    Service revenues generally consist of consulting, training and integration fees. Such services are typically billed separately from the network transaction fees and are recognized as the related services are performed or when contract milestones are achieved.

    The Company entered into a three-year agreement with Sony Marketing of Japan (SMOJ) in September 1998 that provided to SMOJ the exclusive right to use and sublicense the Company's technology in Japan, including certain future upgrades, enhancements and new products. The agreement also provided for training and support through June 1999. The Company received upfront payments for the license and services to be performed by the Company. The Company recorded deferred revenue on the upfront fees and is recognizing the license portion on a straight-line basis over the three-year term of the agreement and the service revenue was recognized as work was performed through June 1999. In addition, the Company will receive payments from SMOJ based on a percentage of the dollar value of transactions and services performed by SMOJ or its sublicenses utilizing the Company's technology. These payments are subject to annual minimum network transaction fees beginning April 1, 1999. Beginning April 1, 2000 SMOJ, at its option, may forgo its exclusive rights rather than pay the annual minimums. During the first year of the agreement, such minimums will be recognized over 12 months until such minimums are exceeded, at which time incremental transaction fees will be recognized. In subsequent years, network transaction fees will be recorded as earned.

Software Development Costs

    Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant, and, accordingly, no costs have been capitalized.

Income Taxes

    The Company is in a net deferred tax asset position and has generated net operating losses to date. Accordingly, no provision for or benefit from income taxes has been recorded in the accompanying consolidated statements of operations. The Company will continue to provide a valuation allowance for its net deferred tax assets until it becomes more likely than not, in management's assessment, that the Company's net deferred tax assets will be realized.

Comprehensive Income (Loss)

    The Company has adopted the accounting treatment prescribed by Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any material transactions to be reported in comprehensive income (loss).

Stock-Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the exercise price of the instrument granted and the fair value of the underlying stock.

Net Loss per Share

    Basic and diluted loss per share are the same for all periods presented since the Company was in a loss position in all periods. Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	December 31,
	1999	1998	1997
Stock options and warrants	3,865	2,134	468
Convertible preferred stock	—	4,476	2,176

Total	3,865	6,610	2,644

Segment Information

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. The Company operates exclusively in one segment. Substantially all revenues result from the sale of product licenses and related services.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

    At December 31, 1999, two customers represented 13% and 10%, respectively, of the total accounts receivable balance. At December 31, 1998, four customers represented 30%, 26%, 16% and 16%, respectively, of the total accounts receivable balance.

Reclassifications

    Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2. SHORT-TERM INVESTMENTS:

    The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115).

Available for Sale	December 31, 1999	December 31, 1998
Amortized Cost:
Federal Government	$9,936	$—
Corporate	7,978	—

Total	$17,914	$—

Maturity Information:
Less than one year	$17,914	$—
One to five years	—	—

Total	$17,914	$—

    The fair market values and amortized costs of short-term investments are not materially different at December 31, 1999.

    Gains and losses on the sale of short-term investments are calculated using the specific identification method. The Company did not realize any gains or losses on its short-term investments in 1999. No unrealized gains or losses were included as a separate component of stockholders' equity during the years ended December 31, 1999 or 1998.

3. ACQUISITION OF PORTLAND SOFTWARE, INC.:

    The Company was formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. The Company completed both of these mergers on August 5, 1998. In accordance with Accounting Principles Board Opinion No. 16, the stockholders of Preview Software were determined to be the controlling stockholders of the Company. Accordingly, the merger with Preview Software was accounted for as a reorganization under common control with the underlying net assets recorded by the Company at historical cost. The merger with Portland Software was accounted for using the purchase method. Therefore, the accompanying consolidated financial statements reflect the operations of Preview Software for all periods presented and reflect the operations of Portland Software since August 5, 1998.

    The Company acquired all of the outstanding stock of Portland Software through the issuance of 1,929 of its common shares and 838 of its Series E preferred shares, at estimated fair values of $2.00 per common share and $5.00 per preferred share. Option and warrant holders of Portland Software exchanged their rights in common and preferred stock of Portland Software for similar rights in 998 common shares and 218 Series E preferred shares of the Company. The fair value of these options and warrants was computed using the Black Scholes valuation model and was included in the total consideration.

    Total consideration was approximately $9,217, allocated as follows:

Acquired technology	$4,453
In-process research and development	2,091
Other intangible assets	1,085
Patents	484
Net tangible assets	1,104

Total purchase price	$9,217

    The acquired technology represented the estimated fair value of Portland Software's principal product, the ZipLock ESD system, which was being sold in the marketplace at the date of acquisition. The fair value was determined based on management's best estimate of the present value of future cash flows from sales of the ZipLock ESD system. In connection with the merger with Portland Software, the Company also acquired the ongoing research and development activities of Portland Software resulting in an unusual pre-tax charge of $2,091 related to the write off of in-process research and development costs. The value assigned to in-process research and development represents research and development efforts in process at the acquisition date for which technological feasibility had not yet been established and which had no alternative future uses. The value was determined by estimating the costs to further develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such products, and discounting the net cash flows back to their present value using a discount rate of 45%. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology. At the time of the acquisition, the in- process technology under development was expected to be commercially viable on dates ranging from late 1998 to 2000. Expenditures to complete these projects were expected to total approximately $1.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurances can be given that deviations from these estimates will not occur. Additionally, these projects will require expenditures for additional research and development after they have reached a state of technological and commercial feasibility. To date, expenditures and results have not differed significantly from the forecast assumptions.

    Acquired technology and other intangible assets acquired are being amortized over two to three years. The summary unaudited pro forma financial information giving effect to the merger with Portland Software as if it had occurred at the beginning of 1998 and 1997 were as follows:

	Year Ended December 31,
	1998	1997
Revenues	$809	$763
Net loss	(14,550)	(7,370)
Net loss per share	(5.51)	(3.21)

    The summary unaudited pro forma information does not purport to be indicative of the results which would actually have been obtained had the acquisition occurred at the beginning of the periods indicated or which may be obtained in the future.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following as of December 31:

	1999	1998
Computer equipment and software	$2,282	$1,107
Furniture and fixtures	217	195
Leasehold improvements	33	44
Communications hardware	157	115

Total property and equipment	2,689	1,461
Less: Accumulated depreciation	(1,168)	(641)

	$1,521	$820

5. ACCRUED LIABILITIES:

    Accrued liabilities consisted of the following as of December 31:

	1999	1998
Accrued commissions	$275	$280
Employee compensation	280	242
Other	615	318

	$1,170	$840

6. BORROWINGS:

    In November 1998, the Company entered into a loan agreement with a bank that provides for borrowings under a term loan. Amounts borrowed under the term loan bear interest at the bank's prime rate plus 1% (9.5% at December 31, 1999). The term loan is payable in 36 equal installments of $13 of principal, plus interest. Borrowings are collateralized by all of the tangible and intangible assets of the Company. At December 31, 1999, amounts outstanding under the term loan were $302. Under this agreement, the Company is required to maintain compliance with certain financial and other covenants including minimum tangible net worth, liquidity coverage and ratio of quick assets to current liabilities minus deferred revenue. At December 31, 1999, the Company was in compliance with all such covenants. The term loan matures on November 2, 2001.

    Principal payment requirements on the term loan are as follows for the years ending December 31:

2000	$157
2001	145

Total	$302

    On May 28, 1999, the Company entered into various promissory notes with certain persons for $1,180. Amounts borrowed under the promissory notes bore interest at 4.9%. The promissory notes were automatically converted into shares of the Company's Series G Convertible Preferred Stock ("Series G")

upon closing of the financing in July 1999. The Series G was converted into common stock of the Company upon closing of the Company's initial public offering in December 1999.

7. COMMITMENTS AND CONTINGENCIES:

    The Company leases its facilities under non-cancelable operating leases, which expire through December 2002. The Company also leases equipment under non-cancelable capital leases with terms expiring through the year 2002. Future minimum lease payments relating to these agreements are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2000	$189	$825
2001	126	665
2002	24	378

Total minimum lease payments	339	$1,868

Less: Amounts representing interest	(29)

Present value of minimum lease payments	310
Less: Current portion	(166)

Long-term portion	$144

    Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $721, $432 and $111, respectively. The Company has a $53 deposit with a bank in accordance with the terms of its facility lease agreement. The $53 will be released on a pro-rata basis over the term of the lease.

8. STOCKHOLDERS' EQUITY:

Preferred Stock

    In July 1999, the Company issued shares of Series G for purposes of additional working capital and continued development of technology. A total of 4,312 shares of Series G were issued for net proceeds to Company of $25,847. The Series G has substantially the same rights and preferences as other preferred shares outstanding at December 31, 1998. The Company obtained cash proceeds of $1,180 through issuance of various notes payable, which were automatically converted into shares of the Company's Series G. In connection with the Series G offering, the Company also issued a warrant to purchase 77 shares of Series G.

    All shares of the Company's Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B"), Series C Convertible Preferred Stock ("Series C"), Series D Convertible Preferred Stock ("Series D"), Series E Convertible Preferred Stock ("Series E"), Series F Convertible Preferred Stock ("Series F") and Series G Convertible Preferred Stock ("Series G") automatically converted into shares of the Company's common stock, on a one for one basis, upon the closing of its underwritten offering of shares in December 1999.

Common Stock

    In December 1999, the Company issued 3,800 shares of its common stock for net proceeds of $71.2 million in its initial public offering.

    As of December 31, 1999 and 1998 the Company had reserved shares of its common stock for future issuance as follows:

	December 31,
	1999	1998
Conversion of Series A	—	574
Conversion of Series B	—	352
Conversion of Series C	—	1,250
Conversion of Series D	—	299
Conversion of Series E	—	838
Conversion of Series F	—	1,163
Exercise of outstanding common stock warrants	482	175
Exercise of outstanding preferred stock warrants	—	246
Exercise of stock options	4,545	3,221
Employee Stock Purchase Plan	500	—

Total shares reserved	5,527	8,118

Warrants Outstanding

    As of December 31, 1999, the following warrants were outstanding:

Underlying Security	Number of Shares	Exercise Price Per Share	Expiration Date
Common Stock	8	$3.20	September 2002
Common Stock	209	12.88	August 2004
Common Stock	265	9.00	December 2003

	482

    Warrants covering a total of 279 shares of the Company's Common Stock were exercised during 1999 at a weighted average exercise price per share of $7.29. No warrants were exercised during 1998.

    In October 1999, the Company entered into an agreement with Virgin Holdings, Inc. (an affiliate of EMI Recorded Music), in which Virgin Holdings selected the Company to be EMI Recorded Music's preferred, recommended technology provider for the digital distribution of music and agreed to recommend the Company's solution to EMI Recorded Music's worldwide distributors and retailers. The Company issued a warrant to purchase 265 shares of common stock to Virgin Holdings at an exercise price per share of $9. Upon signing of the agreement, 99 shares were exercisable and the remaining 166 shares are exercisable upon achievement of certain milestones. The Company recorded a non-cash charge of $546 to sales and marketing expense in the fourth quarter of 1999 for the fair value, as determined by the Black-

Scholes valuation model, of warrant shares that vested during the quarter. Additional amounts will be charged as the warrant shares vest in future periods.

Stock Option Plans

    The Company has a 1998 Stock Option Plan ("98 Plan") and three terminated stock option plans. In July 1999, the Board of Directors of the Company authorized the reservation of an additional 500 shares of the Company's common stock for issuance under the 98 Plan. In addition, the 98 Plan was amended in August 1999 to increase the total number of shares authorized by an additional 1,000 and to incorporate certain other changes. As of December 31, 1999 the Company had reserved an aggregate of 3,342 shares of common stock for issuance under the 98 Plan and terminated stock option plans combined. At December 31, 1999, there were 922 shares available for future grant under the 98 Plan.

    The Board of Directors approved a further amendment to the 98 Plan to provide for an automatic annual increase on the first day of each of the Company's fiscal years beginning in 2000 and ending in 2008 equal to the lesser of (i) 800 shares, (ii) 3% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the Board of Directors determines.

    The 98 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 98 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO's") may be granted only to employees of the Company and nonqualified stock options ("NSO's") may be granted to employees of the Company and to consultants.

    Options granted are generally exercisable over a period not exceeding ten years from the date of grant; however in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company, the term of the option will be five years from date of grant. All options granted generally vest ratably over four years.

    In accordance with the 98 Plan, the stated exercise price of options shall not be less than 85% of the estimated fair value of the shares on the date of grant, provided, however, that (a) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the fair value of the shares on the date of grant, respectively, and (b) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the fair value of the shares on the date of grant, respectively.

    In August 1999, the Board of Directors approved the 1999 Directors Stock Option Plan ("1999 Directors Plan") and reserved 300 shares of common stock for issuance thereunder. As of December 31, 1999 the Company had 240 shares available for grant and 300 shares of common stock reserved for issuance under the 1999 Directors Plan. The 1999 Directors Plan is subject to an automatic annual increase to the number of shares reserved under the plan on the first day of each of the Company's fiscal years over the 10-year term of the plan, equal to the lesser of (i) 150 shares, (ii) 1% of the Company's outstanding common stock on the last day of the preceding fiscal year, or (iii) a lesser number of shares as determined by the Board of Directors.

    During October 1999, the Board of Directors approved the 1999 Executive Stock Option Plan ("1999 Executive Plan"). A total of 863 shares of common stock were reserved for issuance under this plan, of which 863 shares have been granted. The terms of the 1999 Executive Plan options are similar to the terms of the options issuable under the 98 Plan, except that only officers are eligible to participate in the 1999 Executive Plan and the 1999 Executive Plan does not provide for automatic annual increases in the number of shares authorized. As of December 31, 1999, the Company had 863 shares of common stock reserved for issuance under the 1999 Executive Plan.

    The Company also has options outstanding outside of the plans discussed above. A summary of all stock option activity is as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1996	35	35	$0.62
Additional shares reserved	724	—	—
Options granted	(687)	687	0.50
Options cancelled	22	(22)	0.50
Options exercised	—	(232)	0.50

Balances, December 31, 1997	94	468	0.50
Additional shares reserved	2,785	—	—
Options granted	(701)	701	1.67
Options assumed in Portland Software acquisition	(826)	826	1.72
Options cancelled	156	(164)	1.20
Options exercised	—	(118)	0.61

Balances, December 31, 1998	1,508	1,713	1.48
Additional shares reserved	2,713	—	—
Terminated plans	(880)	—	—
Options granted	(2,245)	2,245	9.70
Options cancelled	66	(195)	2.75
Options exercised	—	(380)	1.26

Balances, December 31, 1999	1,162	3,383	$6.90

    Subsequent to December 31, 1998, options that are cancelled that were granted under a now terminated plan are not added back to the shares available for grant.

    As of December 31, 1999, stock options outstanding, including options granted outside of the stock option plans, were as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/99	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/99	Weighted Average Exercise Price
$0.00-0.04	73	8.6	$0.01	73	$0.01
0.50	171	7.7	0.50	68	0.50
1.00-2.00	974	8.5	1.94	450	1.95
6.50-9.00	1,882	9.7	8.27	53	7.92
10.00	28	9.9	10.00	—	—
21.00	251	9.9	21.00	63	21.00
61.00	4	10.0	61.00	—	—

$0.00-61.00	3,383	9.2	$6.90	707	$3.74

    At December 31, 1998 and 1997, 536 and 67 options, respectively, were exercisable at weighted average exercise prices of $1.26 per share and $0.50 per share, respectively.

Employee Stock Purchase Plan

    In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan ("1999 ESPP"), and reserved 500 shares of common stock for issuance thereunder. The 1999 ESPP will be subject to an automatic annual increase on the first day of each of the Company's fiscal years over the 10-year term of the plan, equal to the lesser of (i) 400 shares, (ii) 2% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the Board of Directors determines. No shares were issued under the 1999 ESPP during 1999. There was no activity under the 1999 ESPP during 1999.

Statement of Financial Accounting Standards No. 123

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted SFAS123 and in accordance with the provisions of SFAS 123, the Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

8. STOCKHOLDERS' EQUITY: (Continued)

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net loss would have been adjusted to the following pro forma amounts:

	Year Ended December 31,
	1999	1998	1997
Net loss:
As reported	$(17,054)	$(11,276)	$(2,380)
Pro forma	(18,341)	(11,360)	(2,404)
Net loss per share:
As reported	$(4.65)	$(7.55)	$(6.45)
Pro forma	(5.00)	(7.60)	(6.51)

    Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

    In accordance with SFAS 123, the Company has recorded compensation using the Black-Scholes option pricing model for options issued to non-employees. Compensation expense related to these options was $252, $7 and $0 for 1999, 1998 and 1997, respectively. The weighted average per share fair value of options granted during 1999, 1998 and 1997 was $2.84, $0.42 and $0.14, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The minimum value method, which excludes volatility factors, was used in 1999 for grants prior to the Company's initial public offering and in 1998 and 1997 as the Company was privately held.

    The following assumptions were used:

	Year ended December 31,
	1999	1998	1997
Risk-free interest rate	5.5%	5.5%	6.25%
Expected dividend yield	0%	0%	0%
Expected lives (years)	4 - 5 years	5	5
Volatility	91.7%	—	—

    In connection with the issuance of stock options, the Company recorded deferred compensation of $221, $50 and $95 for the years ended December 31, 1999, 1998 and 1997, respectively, representing the difference between the deemed fair value of the Company's common stock and the exercise price of stock options at the date of grant. The Company amortizes the deferred compensation over the applicable vesting period, typically four years and had deferred compensation of $101 and $96 at December 31, 1999 and 1998, respectively.

9. INCOME TAXES:

    The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined using the current applicable enacted tax rates and provisions of the enacted tax law. The Company had net deferred tax assets and liabilities as follows:

	December 31,
	1999	1998
Net operating loss carryforwards	$12,027	$6,126
Accruals and reserves	158	112
Research and development costs capitalized for income tax purposes	651	742
Deferred revenue	995	812
R&D credit	330	223
Stock based compensation expense	313	—
Basis difference in acquired net assets of Portland Software	(1,900)	(1,900)

	12,574	6,115
Valuation allowance	(12,574)	(6,115)

Net deferred income taxes	$—	$—

    At December 31, 1999, the Company had net operating loss carryforwards of approximately $27,697 for both federal and state tax purposes. The federal net operating loss carryforwards expire on various dates through 2019, while the state net operating loss carryforwards expire on various dates through 2014. The Company believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of net deferred tax assets such that a full valuation allowance should be recorded. These factors include a history of operating losses, the competitive nature of the Company's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results. Changes in ownership resulting from the merger described in Note 3 and other ownership changes may significantly limit the utilization of net operating loss carryforwards in the future.

10. SEGMENT INFORMATION:

    The Company operates in one industry segment: the design, development and marketing of technology that enables the distribution and licensing of digital goods over the Internet and via other digital media. All long-lived assets are located in the United States. The Company's geographic information is summarized as follows:

	Year Ended December 31,
	1999	1998	1997
Sales to unaffiliated customers:
United States	$2,053	$266	$262
Europe	292	24	—
Asia	1,015	274	—
Other	123	46	—

	$3,483	$610	$262

    Two customers accounted for 26% and 12%, respectively, of total revenues in 1999. Two customers accounted for 45% and 13% respectively, of total revenues in 1998. Two customers accounted for 21% and 12%, respectively, of total revenues in 1997.

11. RELATED PARTY TRANSACTIONS:

    In conjunction with the exercise of stock options for the issuance of 250 shares of common stock to the Chief Executive Officer, the Company issued three notes receivable aggregating $125. The notes receivable are full recourse, secured by shares of the Company's common stock and bear interest at 6% per annum. The principal and unpaid interest are due in full on May 27, 2001 for $25 of the notes and June 6, 2001 for the remaining $100 of notes. The shares issued are subject to repurchase by the Company until the notes are paid.

    In July 1999, the Company sold 125 and 150 shares of common stock at a price of $6.50 to the President and Chief Executive Officer and Vice President, Chief Financial Officer, respectively. Under the terms of these sales, the Company can repurchase a certain number of their shares of stock if they quit or are terminated, subject to a monthly vesting schedule. In addition, the Company has a right of first refusal to purchase any or all of their shares if they decide to sell or transfer their shares. In connection with these sales, the officers executed full-recourse promissory notes in the respective amounts of $812 and $975 in favor of the Company with annual interest rates of 5.32%. These notes become due and payable upon the earlier of July 2002 or termination of their employment with the Company. The officers have also entered into pledge and security agreements granting the Company a security interest in these shares.

12. EMPLOYEE SAVINGS PLAN:

    The Company has a profit sharing plan and trust that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Under the terms of the 401(k) Plan, the employees of the Company may make voluntary contributions to the 401(k) Plan as a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. Employees become eligible to participate in the 401(k) Plan on the first day of the month following date of hire. The Company currently does not match employee contributions.

13. LITIGATION:

    In May 1999, 20/20 Software, Inc., an Oregon corporation, filed a civil complaint against the Company in the United States Court for the District of Northern California. The complaint alleged that one of the Company's employees, a former 20/20 employee, misappropriated trade secrets and confidential information of 20/20 and allegedly used such allegedly misappropriated information and trade secrets in a product of the Company's predecessor and subsidiary, Preview Software. In October 1999, the Company and 20/20 decided to avoid additional expense and inconvenience of further litigation by settling the dispute, including all claims. The Company and 20/20 signed a stipulated dismissal with prejudice. The Company recorded a charge of $160 in the fourth quarter of 1999 related to the settling of this case.

14. SUBSEQUENT EVENTS:

    In January 2000, the Company issued 570 shares of its common stock pursuant to the underwriters' over-allotment option for net proceeds to the Company of approximately $11,100.

    Also in January, the Company entered into a facility lease to house its operations in Sunnyvale, California. The Company was required to give the landlord a $297 refundable deposit related to this lease. This lease expires on August 31, 2003 but has options for either the Company or the landlord to terminate the lease as of June 30, 2001 or December 31, 2001 with 180 days notice. The lease has a monthly rental of $99. The Company has negotiated an early termination for approximately 75% of its existing space in Cupertino, California and is attempting to sublease the remaining space.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Financial Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III

  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
PREVIEW SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
PREVIEW SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
PREVIEW SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except per share data)
PREVIEW SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)