Form 10-Q
period 2000-03-31
PREVIEW SYSTEMS INC
filed 2000-05-12
CIK 1091271

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-28329

PREVIEW SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	770485517 (I.R.S. Employer Identification No.)
1195 West Fremont Boulevard
Sunnyvale, California (Address of principal executive offices)	94087 (Zip Code)

Registrant's telephone number, including area code: 408-720-3500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0002 par value (Class)	16,924,436 (Outstanding at May 2, 2000)

PREVIEW SYSTEMS, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,678	$71,801
Short-term investments	28,431	17,914
Accounts receivable, net of allowance for uncollectible accounts of $100, and $75, respectively	3,023	2,229
Prepaid expenses	945	687
Other current assets	1,008	407

Total current assets	95,085	93,038
Property and equipment, net of accumulated depreciation of $1,341 and $1,168	2,071	1,521
Intangibles, net of accumulated amortization of $3,775 and $3,218	2,935	3,492
Long-term investments	5,478	—
Long-term receivables	808	—
Other assets	509	174

Total assets	$106,886	$98,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$157	$157
Current portion of capital lease obligations	151	166
Accounts payable	759	1,092
Accrued liabilities	1,726	1,170
Deferred revenue	2,805	1,916

Total current liabilities	5,598	4,501
Long-term debt, less current portion	105	145
Capital lease obligations, less current portion	112	144
Deferred revenue, less current portion	1,237	627
Other liabilities	240	267

Total liabilities	7,292	5,684
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized—5,000 shares; none issued and outstanding	—	—
Common stock, $0.0002 per share par value:
Authorized—75,000 shares; issued and outstanding 16,811 and 16,207 shares	3	3
Additional paid-in capital	139,583	125,493
Stockholder notes receivable	(1,912)	(1,912)
Deferred compensation	(91)	(101)
Accumulated deficit	(37,989)	(30,942)

Total stockholders' equity	99,594	92,541

Total liabilities and stockholders' equity	$106,886	$98,225

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Revenues
Network transaction fees	$1,235	$295
Services	434	168

Total revenues	1,669	463
Operating expenses:
Research and development	2,819	1,624
Sales and marketing	2,973	1,069
General and administrative	1,015	749
Stock based compensation	2,814	108
Acquisition related costs	519	519

Total operating expenses	10,140	4,069

Loss from operations	(8,471)	(3,606)
Other income (expense):
Interest expense	(14)	(23)
Interest income	1,465	51
Other, net	(27)	—

Total other income (expense)	1,424	28

Net loss	$(7,047)	$(3,578)

Basic and diluted net loss per share	$(0.42)	$(1.33)

Shares used in per share calculations	16,795	2,693

The accompanying notes are in integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Cash flows from operating activities:
Net loss	$(7,047)	$(3,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739	669
Other non-cash expenses	2,814	108
Loss on sale of fixed assets	11	—
Changes in operating assets and liabilities:
Accounts receivable	(794)	(158)
Prepaid expenses and other current assets	(859)	(35)
Long-term receivables and other assets	(1,143)	(7)
Accounts payable	(333)	413
Accrued liabilities	556	(296)
Deferred revenue	1,499	(106)
Other liabilities	(27)	36

Net cash used in operating activities	(4,584)	(2,954)
Cash flows from investing activities:
Purchase of investments	(15,995)	—
Purchases of property and equipment	(756)	(126)
Proceeds from sale of equipment	13	—

Net cash used in investing activities	(16,738)	(126)
Cash flows from financing activities:
Borrowings under line of credit, notes payable and long-term debt	—	700
Repayments under line of credit, notes payable and long-term debt	(40)	(39)
Proceeds from obligations under capital leases	—	178
Payment of obligations under capital leases	(47)	(42)
Issuance of common stock in public offering, net of issuance costs	11,118	—
Issuance of common stock pursuant to the exercise of options and warrants	168	13

Net cash provided by financing activities	11,199	810

Net decrease in cash and cash equivalents	(10,123)	(2,270)
Cash and cash equivalents:
Beginning of period	71,801	4,886

End of period	$61,678	$2,616

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three-month periods ended March 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from Preview Systems, Inc.'s ("Preview" or the "Company") 1999 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Preview's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2000	1999
Cash paid during the period for interest	$14	$23

Note 3. Net Loss Per Share

    Basic and diluted net loss per share are the same for all periods presented since Preview was in a loss position in all periods. Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	March 31,
	2000	1999
Stock options and warrants	3,680	2,312
Convertible preferred stock	—	4,476

Total	3,680	6,788

Note 4. Issuance of Common Stock

    In January 2000, Preview issued 570 shares of its common stock pursuant to the underwriters' over-allotment option for net proceeds to the Company of $11,118.

Note 5. Stock Option Plans

    Pursuant to the terms of the plans, on January 1, 2000 the number of shares of the Company's Common Stock authorized for issuance under the 1998 Stock Option Plan, the 1999 Directors Stock Option Plan and the 1999 Employee Stock Purchase Plan were increased by 486, 150 and 324 shares, respectively.

Note 6. Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to current presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands)

Forward Looking Statements

    This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words like "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify forward-looking statements. This Form 10-Q also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of Internet use and electronic distribution and licensing of digital goods. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Registration Statement on Form S-1 and in our Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

Company Overview

    Preview Systems is a provider of an Internet-based infrastructure solution that enables networks for distribution and licensing of digital goods. Through our infrastructure solution and strategic relationships, we link software publishers and music labels to their channel partners and end-users worldwide, creating an end-to-end electronic distribution chain that manages the e-commerce of digital goods and associated licensing rights.

    We generally provide rights to use our solution and ongoing customer support through licensing agreements. These agreements typically require the payment of network transaction fees based on a percentage of the sales fulfilled using our solution. Our customers typically commit to minimum network transaction fees that entitle them to fulfill an agreed amount of sales during the term of the agreement. Some or all of the minimum network transaction fees are prepaid upon signing the agreement. We record deferred revenue related to these fees and recognize them on a straight-line basis over the license period. To the extent sales fulfilled using our solution exceed the agreed amount of sales, we recognize incremental network transaction fees. We recognize these incremental network transaction fees when the amounts due are known, which will generally be in the month subsequent to our customers' sales.

    Service revenues generally consist of consulting, training and integration fees. We typically bill these services and recognize them as the related services are performed or when contract milestones are achieved.

Results of Operations

Revenue

    Total revenues were $1,669 for the quarter ended March 31, 2000 compared to $463 for the quarter ended March 31, 1999.

    Network transaction fees were $1,235 in the first quarter of 2000 compared to $295 in the first quarter of 1999. The increase in network transaction fees resulted from growth in our customer base and growing market acceptance of electronic distribution of digital content. This growth, in turn, resulted from increased sales and marketing efforts. Future network transaction fee revenue growth will be dependent on continuing to expand our customer base and existing customers generating transaction volume using our solution.

    Service revenues were $434 in the first quarter of 2000 compared to $168 in the first quarter of 1999. The increase resulted from training and consulting services to an expanding customer base.

    Three customers, Ingram Micro, Sony Marketing of Japan and ReleaseNow.com, accounted for 11.8%, 11.4% and 10.9%, respectively, of total revenues in the first quarter of 2000. One customer accounted for 50.4% of total revenues in the first quarter of 1999.

Operating Expenses

    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of software used in product development. Research and development expenses increased to $2,819 in the first quarter of 2000 from $1,624 in the first quarter of 1999 primarily as a result of a $638 increase in salaries and related costs and a $382 increase in facilities costs due to growth of the Company, as well as an increase in royalties of $91 related to the licensing of certain technology from Intel for the distribution of music.

    Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing and field service support, consultant fees, advertising, promotional materials, trade show exhibits, and other marketing program expenses. Sales and marketing expenses increased to $2,973 in the first quarter of 2000 from $1,069 in the first quarter of 1999 primarily as a result of a $790 increase in salaries and related costs, $168 for recruiting and related costs and a $272 increase in facilities costs. In addition, advertising and other marketing program costs increased approximately $237 during the first quarter of 2000 compared to the first quarter of 1999.

    General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses increased to $1,015 in the first quarter of 2000 compared to $749 in the first quarter of 1999 primarily as a result of a $387 increase in salaries and related costs and a $70 increase in facilities costs, partially offset by a decrease in legal costs of $256. Legal costs were higher in the first quarter of 1999 as a result of litigation related expenses for defense of the 20/20 case.

    Stock based compensation relates to the issuance of common stock warrants and options to non-employees or to employees at below the fair market value of the Company's common stock. The $2,814 of stock based compensation in the first quarter of 2000 primarily relates to the vesting of a portion of the warrant issued to Virgin Holdings, Inc. during the quarter based on achievement of pre-determined performance criteria related to market development activities. Another 133 shares of this warrant become exercisable upon achievement of a final milestone in the fourth quarter of 2000, and may have a material impact on our results of operations upon vesting.

    Acquisition related costs consist of the amortization of patents and other intangibles and totaled $519 in the first quarter of both 2000 and 1999.

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

Interest Income

    Interest income increased to $1,465 in the first quarter of 2000 from $51 in the first quarter of 1999 as a result of increased cash and investment balances resulting from the issuance of our Series G Preferred Stock and our initial public offering of common stock.

Liquidity and Capital Resources

    Historically, we funded our operations through the sale of preferred stock and, to a much lesser degree, our bank credit facility. Through March 31, 2000, we raised cash proceeds of $39,699 through these privately placed preferred stock financings and had outstanding borrowings at March 31, 2000, including capital lease commitments, of $525. In December 1999, we completed our initial public offering of 3,800 shares of common stock for net proceeds of $71,245. In January 2000, the underwriters of our initial public offering exercised their over-allotment option, resulting in the sale of an additional 570 shares of common stock for net proceeds of $11,118.

    At March 31, 2000, we had working capital of $89,487, including $61,678 of cash and cash equivalents and $28,431 of short-term investments. We used $4,584 for operations during the quarter ended March 31, 2000 compared to $2,954 in the quarter ended March 31, 1999. We also used $5,478 for the purchase of long-term investments during the quarter ended March 31, 2000. These investments have maturities beyond 12 months, but less than 24 months from March 31, 2000.

    We have a loan agreement with a bank, which provides for borrowings under a term loan. Amounts borrowed under term loan bear interest at the bank's prime rate plus 1% (10% at March 31, 2000). The loan is payable in 36 equal installments of $13 of principal, plus interest. Borrowings are collateralized by all of our tangible and intangible assets. At March 31, 2000, amounts outstanding under the term loan were $262. Under this agreement, we are required to maintain compliance with financial covenants regarding minimum tangible net worth, liquidity coverage and ratio of quick assets to current liabilities minus deferred revenue. We were in compliance with these financial covenants at March 31, 2000. The term loan matures on November 2, 2001.

    Accounts receivable were $3,023 at March 31, 2000 compared to $2,229 at December 31, 1999. The increase was primarily attributable to the execution of new licensing agreements with customers. Days sales outstanding at March 31, 2000 were 165 compared to 167 at December 31, 1999. Our contract terms allow for installment payments, a majority of which, according to our revenue recognition policy, are recorded as deferred revenue.

    Deferred revenue increased to $4,042 at March 31, 2000 from $2,543 at December 31, 1999 as a result of growth in our customer base. $2,805 of the deferred revenue at March 31, 2000 was current.

Risk Factors

    You should carefully consider the risks described below in evaluating our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material risks. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. Moreover, you should refer to the other information contained in this Form 10-Q and in our Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission for a better understanding of our business. All dollar references are in thousands.

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

    As of March 31, 2000, we had an accumulated deficit of $37,989. We experienced a net loss of $7,047 for the quarter ended March 31, 2000 and net losses of $17,054, $11,276 and $2,380 in 1999, 1998 and 1997, respectively. We have not achieved profitability and we expect significant operating losses and negative cash flow to continue for at least the next two years, and possibly longer. Our losses will continue to increase because we expect to incur additional costs and expenses related to research and development as well as expanding our organization, especially in general and administrative functions, sales, marketing and consulting.

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

    Three customers combined, Sony Marketing of Japan, Ingram Micro and ReleaseNow.com, accounted for 34% of our total revenues in the first quarter of 2000. Sony Marketing and Ingram Micro combined accounted for approximately 38% of our revenues in 1999. Sony Marketing accounted for approximately 45% of our revenues in 1998. We expect that a small number of customers will account for a significant percentage of our future revenues, although we can give you no assurance in that regard. We expect that a small percentage of our customers will continue to account for a substantial portion of our revenues for at least the next 12 months. Contracts with these customers are generally short term in nature, varying in length from one to three years, and can be terminated by the customer on short notice without significant penalties. If any one of these contracts is not renewed or otherwise ends, we would lose a large portion of our revenues.

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

  •
  budget for and relative importance of electronic distribution of digital goods to our customers;

  •
  ability of our customers to integrate and test the implementation of our solution successfully; and

  •
  efforts of our consulting, training and support services staff in providing technical support to our customers.

    We have, in the past, experienced, and continue to experience, delays in the period between entering into a licensing arrangement and the time a customer commercially deploys our solution. We expect that this period will continue to vary widely from customer to customer.

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

  •
  Our music distribution solution provides for the persistent protection of music, but the underlying operating systems themselves are insecure and may be breached, thus providing ways for hackers to capture the music bits as they are rendered or sent to the sound card.

  •
  Our solution has not been commercially tested at high transaction volumes.

  •
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

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We regard our patents, copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We have 9 patents issued or allowed and an additional 15 applications pending with the United States Patent and Trademark Office. Our proprietary technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. These legal protections afford only limited protection and may be time consuming and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources away from our business operations. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we are not able to protect our intellectual property rights, our business may not succeed.

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

    As of May 2, 2000, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 34.2% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

    Substantial sales of our common stock could depress our stock price. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 16,924,436 shares outstanding as of May 2, 2000, we had 4,435,407 shares of common stock eligible for sale in the public market. The remaining shares of common stock outstanding are subject to lock-up agreements that prohibit the sale of shares for 180 days from the date of our initial public offering (December 8, 1999). Immediately after the 180 day lock-up period, the remaining outstanding shares of our common stock will become available for sale in the public market, except in the case of 4,797,199 shares which are subject to the expiration of one-year holding periods and/or the lapse of our repurchase options.

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

    The market for electronic distribution and licensing of digital goods is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. We currently compete directly with other providers of electronic commerce solutions for digital goods such as Cybersource, Digital River and InterTrust Technologies. More broadly, we compete with other providers of technology to secure digital content such as AT&T, IBM, Liquid Audio, Microsoft, Real Networks, and Xerox, as well as solutions developed in-house. In the future, operating system manufacturers may include digital rights management solutions in their operating systems.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    See "Risk Factors—We may be sued for violating the intellectual property rights of others" and "We have been, and may in the future be, subject to litigation that may adversely affect us."

Item 2. Changes in Securities and Use of Proceeds

    The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of Common Stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999. In that offering, the Company sold an aggregate of 4,370,000 shares of its Common Stock with net offering proceeds of $82.4 million. As of March 31, 2000, the Company had used approximately $5.4 million of those proceeds as follows:

Cash loss from operations	$3.5 million
Working capital	$1.1 million
Purchases of property and equipment	$0.8 million

    No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.

27	Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2000	PREVIEW SYSTEMS, INC.
	By:	/s/ G. BRADFORD SOLSO

G. Bradford Solso Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PREVIEW SYSTEMS, INC. FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
PREVIEW SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES