Form 10-K/A
period 1999-03-31
PREVIEW SYSTEMS INC
filed 2000-05-16
CIK 1091271

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18908

PREVIEW SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporationor organization)	770485517 (I.R.S. Employer Identification No.)
1195 West Fremont Boulevard Sunnyvale, California (Address of principal executive offices)	94087 (Zip Code)

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

    The Registrant hereby amends the following section included in Item 1 of its Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000:

PART I

ITEM 1. Business

    Risk Factor—Substantial sales of our common stock could depress our stock price.

    If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 16,785,882 shares outstanding as of March 10, 2000, we had 4,395,912 shares of common stock eligible for sale in the public market. The remaining shares of common stock outstanding are subject to lock-up agreements that prohibit the sale of shares for 180 days from the date of our initial public offering (December 8, 1999). Immediately after the 180 day lock-up period, the remaining outstanding shares of our common stock will become available for sale in the public market, except in the case of 4,797,199 shares which are subject to the expiration of one-year holding periods and/or the lapse of our repurchase options.

2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2000	PREVIEW SYSTEMS, INC.
	By	/s/ DR. VINCENT PLUVINAGE Dr. Vincent Pluvinage President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 12, 2000:

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

3

QuickLinks

PART I
  ITEM 1. Business
SIGNATURES