Form 10-Q
period 2000-06-30
PREVIEW SYSTEMS INC
filed 2000-08-14
CIK 1091271

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0002 par value (Class)	17,117,643 (Outstanding at August 1, 2000)

PREVIEW SYSTEMS, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,725	$71,437
Short-term investments	31,966	17,914
Accounts receivable, net of allowance for uncollectible accounts of $122, and $75, respectively	4,176	2,229
Prepaid expenses	1,068	687
Other current assets	764	407

Total current assets	94,699	92,674
Property and equipment, net of accumulated depreciation of $1,470 and $1,168	2,655	1,521
Intangibles, net of accumulated amortization of $4,312 and $3,218	2,398	3,492
Long-term investments	4,364	364
Long-term receivables	375	—
Other assets	384	174

Total assets	$104,875	$98,225

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$157	$157
Current portion of capital lease obligations	136	166
Accounts payable	515	1,092
Accrued liabilities	1,603	1,170
Deferred revenue	4,062	1,916

Total current liabilities	6,473	4,501
Long-term debt, less current portion	66	145
Capital lease obligations, less current portion	82	144
Deferred revenue, less current portion	1,750	627
Other liabilities	207	267

Total liabilities	8,578	5,684
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized—5,000 shares; none issued and outstanding	—	—
Common stock, $0.0002 per share par value:
Authorized—75,000 shares; issued and outstanding 17,098 and 16,207 shares	3	3
Additional paid-in capital	142,946	125,493
Stockholder notes receivable	(1,912)	(1,912)
Deferred compensation	(1,484)	(101)
Accumulated deficit	(43,256)	(30,942)

Total stockholders' equity	96,297	92,541

Total liabilities and stockholders' equity	$104,875	$98,225

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues:
Network transaction fees	$2,055	$447	$3,290	$742
Services	350	311	784	479

Total revenues	2,405	758	4,074	1,221
Operating expenses:
Research and development	3,231	1,697	6,050	3,321
Sales and marketing	3,402	1,604	6,375	2,673
General and administrative	1,025	735	2,040	1,484
Stock based compensation	1,098	36	3,912	144
Acquisition related costs	519	519	1,038	1,038

Total operating expenses	9,275	4,591	19,415	8,660

Loss from operations	(6,870)	(3,833)	(15,341)	(7,439)
Other income (expense):
Interest expense	(12)	(41)	(26)	(64)
Interest income	1,638	14	3,103	65
Other, net	(23)	2	(50)	2

Total other income (expense)	1,603	(25)	3,027	3

Net loss	$(5,267)	$(3,858)	$(12,314)	$(7,436)

Basic and diluted net loss per share	$(0.31)	$(1.42)	$(0.73)	$(2.75)

Shares used in per share calculations	16,961	2,722	16,879	2,708

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(12,314)	$(7,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,515	1,338
Other non-cash revenues and expenses	3,570	144
Loss on sale of fixed assets	29	—
Changes in operating assets and liabilities:
Accounts receivable	(1,947)	(1,004)
Prepaid expenses and other current assets	(738)	(167)
Long-term receivables and other assets	(612)	2
Accounts payable	(577)	799
Accrued liabilities	433	(132)
Deferred revenue	2,432	334
Other liabilities	(60)	—

Net cash used in operating activities	(8,269)	(6,122)
Cash flows from investing activities:
Purchase of investments	(25,037)	—
Sales or maturities of investments	8,164	—
Purchases of property and equipment	(1,601)	(287)
Proceeds from sale of equipment	44	—

Net cash used in investing activities	(18,430)	(287)
Cash flows from financing activities:
Borrowings under line of credit, notes payable and long-term debt	—	1,880
Repayments under line of credit, notes payable and long-term debt	(79)	(129)
Proceeds from obligations under capital leases	—	235
Payment of obligations under capital leases	(92)	(88)
Issuance of common stock in public offering, net of issuance costs	11,118	—
Issuance of common stock pursuant to the exercise of options and warrants	459	52
Issuance of common stock pursuant to the employee stock purchase plan	581	—

Net cash provided by financing activities	11,987	1,950

Net decrease in cash and cash equivalents	(14,712)	(4,459)
Cash and cash equivalents:
Beginning of period	71,437	4,886

End of period	$56,725	$427

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Note 1.  Basis of Presentation

    The financial information included herein for the three and six-month periods ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from Preview Systems, Inc.'s ("Preview" or the "Company") 1999 Annual Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Preview's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year.

Note 2.  Investments in Licensees

    Long-term investments as of June 30, 2000 includes $1,179 associated with the value of equity investments in licensees. The equity in these licensees was received as partial consideration for entering into license arrangements with these licensees. These investments have been recorded at fair market value upon receipt or vesting of the equity instrument, using the Black Scholes method as appropriate, and will be accounted for using the cost method. The carrying value of these investments are reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable. The value of the investments was recorded as deferred revenue and is being amortized to network transaction fee revenue over the life of the license arrangement with the licensees.

Note 3.  Net Loss Per Share

    Basic and diluted net loss per share are the same for all periods presented since Preview was in a loss position in all periods. Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	Three and Six Months Ended June 30,
	2000	1999
Stock options and warrants	4,689	2,398
Convertible preferred stock	—	4,476

Total	4,689	6,874

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

Note 7.  Subsequent Event

    Effective August 4, 2000, the Company obtained a $5 million line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments, and intellectual property. Interest on the unpaid balance will accrue at the prime rate. The line of credit agreement contains financial covenants, including covenants relating to maintenance of minimum levels of working capital and tangible net worth.

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

    We generally provide rights to use our solution and ongoing customer support through licensing agreements. These agreements typically require the payment of network transaction fees based on a percentage of the sales fulfilled using our solution. Our customers typically commit to minimum network transaction fees that entitle them to fulfill an agreed amount of sales during the term of the agreement. Some or all of the minimum network transaction fees are prepaid upon signing the agreement. We record deferred revenue related to these fees and recognize them on a straight-line basis over the license period. To the extent sales fulfilled using our solution exceed the agreed amount of sales, we recognize incremental network transaction fees. We recognize these incremental network transaction fees when the amounts due are known.

    Service revenue generally consists of consulting, training and integration fees. We typically bill these services and recognize them as the related services are performed or when contract milestones are achieved.

Results of Operations

Revenue

    The Company's revenue is comprised of network transaction fees and service revenue. Total revenue increased $1,647, or 217%, to $2,405 for the three months ended June 30, 2000 from $758 for the comparable period of 1999. Total revenue increased $2,853, or 234%, to $4,074 for the six months ended June 30, 2000 from $1,221 for the comparable period of 1999. Two customers, Sony Marketing of Japan and Supertracks.com accounted for 13% and 11%, respectively, of total revenues in the second quarter of 2000. In the second quarter of 1999, Sony Marketing of Japan and Ingram Micro accounted for 30% and 21%, respectively, of total revenues.

    Network transaction fees increased $1,608, or 360%, to $2,055 for the three months ended June 30, 2000 from $447 for the comparable period of 1999. Network transaction fees increased $2,548, or 343%, to $3,290 for the six months ended June 30, 2000 from $742 for the comparable period of 1999. Network transaction fees as a percentage of total revenue increased to 85% in the second quarter of 2000 from 59% in the second quarter of 1999. Network transaction fees continue to be primarily the recognition of minimum commitments, which are recognized ratably over the term of the contract or until the sales that underlie the commitments are exceeded. The increase in network transaction fees primarily resulted from growth in our customer base and increased sales by our customers that are fulfilled by our solution. During the second quarter of 2000, we added six direct customers and more than 20 content providers who signed with distributors and service providers to add content to the network. In addition, six customers went live taking commercial transactions and we began to see customers achieve sales in excess of their minimum commitments. Network transaction fees for the second quarter also include $342 related to the amortization of the value of equity investments received as partial consideration for licensing arrangements with two licensees. The value of these investments is being amortized to revenue over the lives of the licensing arrangement. Although our long-term goal remains for transaction fees to represent 90% of our total revenue, future network transaction fee revenue growth will be dependent on continuing to expand our customer base and existing customers generating transaction volume using our solution.

    Service revenues generally consist of consulting, training and integration fees. Service revenue increased to $350 for the three months ended June 30, 2000 from $311 for the comparable period of 1999. Service revenue increased $305 to $784 for the six months ended June 30, 2000 from $479 in the comparable period of 1999. The increases resulted from training and consulting services to an expanding customer base.

Operating Expenses

    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of software used in product development. Research and development costs are expensed to operations as incurred. Research and development expenses increased $1,534, or 90%, to $3,231 for the three months ended June 30, 2000 from $1,697 for the comparable period of 1999. Research and development expenses increased $2,729, or 82%, to $6,050 for the six months ended June 30, 2000 from $3,321 for the comparable period of 1999. These increases are primarily attributable to increases in salaries and related personnel expenses, consultant fees and facilities costs as we expanded our platform to support multiple digital goods and expanded our service engineering capabilities to support integration into our customer environments. An increase in royalties related to the licensing of certain technology from Intel for the distribution of music also contributed to the increase. The Company believes that significant investments in research and development are critical to developing our software and music solutions and attaining our strategic objectives. Therefore, the Company anticipates that research and development expense will continue to increase in absolute dollars in future periods.

    Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, marketing and field service support, consultant fees, promotional materials, trade show exhibits, and other marketing program expenses. Sales and marketing expenses increased $1,798, or 112%, to $3,402 for the three month period ended June 30, 2000 from $1,604 for the comparable period of 1999. Sales and marketing expenses increased $3,702, or 138%, to $6,375 for the six months ended June 30, 2000 from $2,673 for the comparable period of 1999. The increases are primarily attributable to increases in salaries and personnel expenses, recruiting costs and facilities costs resulting from the expansion of our sales force to support our growing customer base, as well as the growth in our marketing efforts as we expand our platform to address multiple digital goods. The Company expects to continue to grow sales and marketing costs as we expand into other digital goods markets or rights management areas, expand our presence in international markets and grow our customer base.

    General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses increased $290, or 39%, to $1,025 for the three months ended June 30, 2000 from $735 for the comparable period of 1999. General and administrative expenses increased $556, or 37%, to $2,040 for the six months ended June 30, 2000 from $1,484 for the comparable period of 1999. The increases are primarily a result of increases in salaries and related costs, consultants and facilities costs. These increases were partially offset by a decrease in legal costs. Legal costs were higher in the first half of 1999 as a result of litigation related expenses for defense of the 20/20 case.

    Stock based compensation of $1,098 and $3,912 for the three and six month periods ended June 30, 2000, respectively, relates to the issuance of common stock warrants and options to non-employees or to employees at below the fair market value of the Company's common stock. Stock based compensation for the six month period ended June 30, 2000 includes $1,364 related to the vesting of a portion of the warrant issued to Virgin Holdings, Inc. based on achievement of pre-determined performance criteria related to market development activities. Another 133 shares of this warrant become exercisable upon achievement of a final milestone in the fourth quarter of 2000, and may have a material impact on our results of operations upon vesting.

    Acquisition related costs consist of the amortization of patents and other intangibles and totaled $519 and $1,038 for the three and six-month periods ended June 30, 2000 and 1999, respectively. The value of the patents and other intangibles as of June 30, 2000 will be fully amortized over the next five quarters

Income Taxes

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

Interest Income

    Interest income increased to $1,638 and $3,103 for the three and six month periods ended June 30, 2000, respectively, from $14 and $65 for the comparable periods of 1999. The increases are a result of higher average cash and investment balances resulting primarily from our initial public offering of common stock. In addition, interest rates have been higher in the first half of 2000 compared to 1999. We expect interest income in the coming quarters to decline as cash and investment balances are used for operations.

Liquidity and Capital Resources

    We completed our initial public offering in December of 1999, raising $71,425, net of offering expenses. Prior to the initial public offering, we financed our operations primarily through the sale of preferred stock, raising $39,699 in a series of offerings. In January 2000, the underwriters of our initial public offering exercised their over-allotment option, resulting in the sale of an additional 570 shares of common stock for net proceeds of $11,118. We have outstanding borrowings, including capital lease commitments, totaling $441 as of June 30, 2000.

    On June 30, 2000, we had working capital of $88,226, including $56,725 of cash and cash equivalents and $31,966 of short-term investments. We used $8,269 for operations during the six months ended June 30, 2000 compared to $6,122 for the comparable period of 1999. We also used $16,873 for the net purchase of short and long-term investments during the six months ended June 30, 2000. Long-term investments include $3,185 related to highly liquid investments with maturities beyond 12 months, but less than 24 months from June 30, 2000. Another $1,179 of the long-term investments relate to equity investments in licensees as more fully described in Note 3 above.

    Effective August 4, 2000, the Company obtained a $5 million line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments, and intellectual property. The line of credit will be used for short-term working capital requirements and will allow us to issue letters of credit or enter into foreign exchange contracts as necessary to hedge any possible future foreign currency exposures.

    Accounts receivable were $4,176 at June 30, 2000 compared to $2,229 at December 31, 1999. The increase was primarily attributable to the execution of new licensing agreements with customers. Days sales outstanding at June 30, 2000 were 159 compared to 167 at December 31, 1999. Our contract terms allow for installment payments, a majority of which, according to our revenue recognition policy, are recorded as deferred revenue.

    Deferred revenue increased to $5,812 at June 30, 2000 from $2,543 at December 31, 1999 as a result of growth in our customer base. Current deferred revenue at June 30, 2000 was $4,062.

    We believe that cash on hand will be sufficient to meet our working capital needs through at least the next 12 months

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

    Our success depends upon our ability to generate network transaction fees based on a percentage of the sales fulfilled by our customers using our solution. This business model is unproven, our customers have only recently begun to use our solution to distribute their products and we have not received significant network transaction fees under this transaction fee model. If we are unable to generate significant revenues from network transaction fees, our current revenues, consisting primarily of annual minimum network transaction fees payable upon execution and renewal of customer agreements, will be insufficient to sustain our business. If customers wish to use different business models, such as the payment of a one-time license fee instead of ongoing network transaction fees, our revenues will suffer and we may not be able to grow our business. Our existing customers may not elect to renew their agreements or they, as well as future customers, may seek more favorable terms.

Our limited operating history makes it difficult for you to evaluate our business and your investment.

    We were formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. These acquisitions closed in August 1998. Prior to August 1998, Portland Software and Preview Software had achieved only limited distribution of their respective products. For example, in 1998, 1997, and 1996, total revenues generated by both businesses combined were $809, $763, and $335, respectively. For the year ended December 31, 1999, our total revenues were $3,483. For the six months ending June 30, 2000, our total revenues were $4,074. A majority of our significant customers entered into their agreements with us since September 1998. Accordingly, we have a limited operating history and you have little historical basis upon which to evaluate our business, products, markets and general prospects of your investment.

If our relationship with Ingram Micro does not succeed, our revenues will suffer and we may be unable to sustain or increase our business.

    Our relationship with Ingram Micro, the leading wholesale distributor of computer-based technology products and services worldwide, is significant to us financially and is key to our strategy of building networks of participants using our solution. Ingram Micro only commenced commercial deployment of an electronic software distribution program using our solution in November 1999. Moreover, Ingram Micro is not obligated to use our solution under our non-exclusive agreement. If Ingram Micro fails to successfully deploy an electronic software distribution program using our solution or fails to generate significant software sales using our solution, our business will be seriously harmed. Our agreement with Ingram Micro, which we entered into on June 30, 1999, had an initial one-year term subject to renewal by Ingram Micro. On June 28, 2000, we entered into an extension agreement, which is effective until a new license agreement is signed or the extension is terminated by either party with one week's written notice. Any failure to renew, or termination of, or renewal on less favorable terms to us of, this agreement could result in revenue shortfalls, preventing us from growing or sustaining our business.

We expect operating expenses to increase significantly, we have incurred significant net losses and we expect our losses will continue in the future.

    As of June 30, 2000, we had an accumulated deficit of $43,256. We experienced a net loss of $12,314 for the six months ended June 30, 2000 and net losses of $17,054, $11,276 and $2,380 in 1999, 1998 and 1997, respectively. We have not achieved profitability and we expect significant operating losses and negative cash flow to continue through at least the end of 2001, and possibly longer. Our losses will continue to increase because we expect to incur additional costs and expenses related to research and development as well as expanding our organization, especially in sales, marketing, services, and, to a lesser degree, general and administrative functions.

    In addition, we are in the early stages of marketing our solution to address electronic distribution of digital music. We anticipate that this effort will entail additional significant increases in research and development costs as well as in sales and marketing. We do not expect to recognize meaningful revenues from the music business for at least the next 12 months, if ever. Because we will spend these amounts before we receive any incremental revenues from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.

The loss of any of our current major customers would cause our revenues to decline.

    Three customers combined, Sony Marketing of Japan, Supertracks.com and Ingram Micro, accounted for 32% of our total revenues in the first half of 2000. Sony Marketing and Ingram Micro combined accounted for approximately 38% of our revenues in 1999. Sony Marketing accounted for approximately 45% of our revenues in 1998. We expect that a small percentage of our customers will continue to account for a substantial portion of our revenues for at least the next 12 months. Contracts with these customers are generally short term in nature, varying in length from one to three years, and can be terminated by the customer on short notice without significant penalties. A failure to renew, or the termination of, or renewal on less favorable terms to us of, any of these agreements, would result in a loss of a large portion of our revenues.

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

    Sales of Microsoft products accounted for approximately 11% of worldwide packaged software sales in 1999 according to an International Data Corporation Bulletin titled "Packaged Software: 1999 Worldwide Performance Preliminary Results." If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we will lose a significant revenue opportunity. Additionally, Microsoft may initiate its own standard for the electronic distribution of its software over the Internet. Microsoft has initiated programs for the secure electronic distribution of music. If distribution channel participants favor Microsoft's existing or future solution for electronic distribution of digital goods, we may be unable to increase our revenues or become profitable.

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

    Several factors create risk in our ability to be successful in this market, including:

  •
  Major music labels have not made a firm commitment to any solution for the digital distribution of music. The music industry is highly concentrated with the major music labels controlling a significant portion of the worldwide market. If we fail to convince two or more of the major labels to support our platform, our music solution will be unable to obtain sufficient market penetration to provide a return on our investment.

  •
  Physical CD distribution is still a significant portion of the music distribution business and until the music industry provides content in such a way as to create a barrier for consumers copying content in a digital format, digital distribution may not succeed.

  •
  Recent mergers and acquisitions in the music industry may slow the selection and adoption of a digital distribution platform.

  •
  Other companies, such as IBM and Liquid Audio, have already begun to distribute digital music using their proprietary methods. If these methods are adopted prior to our solution gaining wide spread acceptance, our plans to use our solution for the distribution of digital music may be seriously harmed.

  •
  The emergence and popularity of peer-to-peer technology, such as Napster and Gnutella, have made the free distribution of music easily obtainable, which may hinder our ability to obtain sufficient market penetration.

  •
  We rely on our ability to integrate digital rights management systems into our technology, such as Microsoft, Intel and others. If we are unable to successfully integrate these systems into our product, we may be unable to provide a viable solution for electronic distribution of music. Although we have successfully incorporated certain digital rights management systems into our solution, we rely on our ability to do so on a continuing basis.

  •
  We license multiple technologies to complete our solution. If any of the technology providers change their business model or licensing structures, it may not be feasible for us to obtain the necessary technology to provide a complete solution.

  •
  Our music distribution solution provides for the continual protection of music, but the underlying operating systems themselves are insecure and may be breached, thus providing ways for hackers to capture the music bits as they are rendered or sent to the sound card. In addition, the personal computer is an inherently open device with multiple access points that may be insecure and digital rights management systems may be unable to protect content sufficiently.

  •
  Our solution has not been commercially tested at high transaction volumes.

  •
  We rely upon third parties to create digital music players that support the digital rights management systems we have integrated. If such third parties fail to support this technology or end customers do not purchase devices to play music distributed through our solution, our solution may not gain market acceptance.

  •
  Technology standards may emerge that marginalize the value of our solution.

Our intellectual property rights are difficult and costly to protect because our industry is characterized by the existence of a large number of patents and frequent litigation. This may place a significant burden on our management team and may make it difficult for us to operate our business successfully.

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We regard our patents, copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We have 9 patents issued or allowed, and an additional 19 applications pending with the United States Patent and Trademark Office and an additional 12 patent applications pending in foreign jurisdictions. Our proprietary technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. These legal protections afford only limited protection and may be time consuming and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources away from our business operations. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we are not able to protect our intellectual property rights, our business may not succeed.

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

    As of August 1, 2000, our executive officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 35.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

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

    Substantial sales of our common stock could depress our stock price. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 17,117,643 shares outstanding as of August 1, 2000, we had 10,861,501 shares of common stock eligible for sale in the public market. Unless otherwise authorized by the company, lock-up agreements prohibit the sale of 5,976,963 shares of common stock outstanding until September 4, 2000. This reflects a 90-day extension of the lock-up period for certain officers, directors and their affiliated investment funds, and other investors of the Company. Immediately after this date, 5,784,248 of these shares will be eligible for sale in the public market. The remaining shares of common stock outstanding will be eligible for sale upon the expiration of one-year holding periods and/or lapse of our repurchase options.

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

    The market for electronic distribution and licensing of digital goods is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. There is currently no standard for electronic distribution and licensing of digital goods. New products based on new technologies or new industry standards can quickly render existing products obsolete and unmarketable. In the past, we have experienced delays in new product releases and we may experience similar delays in the future. Any delays in our ability to develop and release enhanced or new systems could seriously impair our ability to generate future revenue.

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

    Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments and credit facilities, which are tied to market rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We plan to mitigate default risk by investing in high credit quality securities.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    See "Risk Factors—We may be sued for violating the intellectual property rights of others" and "We have been, and may in the future be, subject to litigation that may adversely affect us."

Item 2.  Changes in Securities and Use of Proceeds

    The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of Common Stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999. In that offering, the Company sold an aggregate of 4,370,000 shares of its Common Stock with net offering proceeds of $82.4 million. As of June 30, 2000, the Company had used approximately $9.9 million of those proceeds as follows:

Cash loss from operations	$7.2 million
Working capital	$1.1 million
Purchases of property and equipment	$1.6 million

    No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    The annual meeting of the stockholders of the Company was held on May 26, 2000, at which the following actions were taken:

  1.
  The stockholders elected the seven nominees for director to the Board of Directors of the Company. The seven directors elected, along with the voting results are as follows:
Name	No. of Shares Voting For	No. of Shares Withheld Voting
Bruce R. Bourbon	11,740,861	2,815
Gerard H. Langeler	11,740,861	2,815
Donald L. Lucas	11,740,861	2,815
Vincent Pluvinage	11,740,861	2,815
Gary Rieschel	11,196,041	547,635
R. Douglas Rivers	11,740,861	2,815
Jo Ann Heidi Roizen	11,740,861	2,815

  2.
  The stockholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 2000.
No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
11,738,736	4,000	940	—

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Loan and Security Agreement dated August 4, 2000 between Preview Systems, Inc. and Silicon Valley Bank.
27	Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed one report on Form 8-K filed during the quarter ended June 30, 2000 on May 25, 2000 under Item 5. Other Events, in connection with the execution of additional lock-up agreements by certain officers, directors and their affiliated investment funds and other investors of the Company extending the lock-up period for an additional 90 days.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2000	Preview Systems, Inc.
	By:	/s/ G. BRADFORD SOLSO

G. Bradford Solso
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PREVIEW SYSTEMS, INC. FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES