Form 10-Q
period 2000-09-30
PREVIEW SYSTEMS INC
filed 2000-11-03
CIK 1091271

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0002 par value (Class)	17,134,070 (Outstanding at October 25, 2000)

PREVIEW SYSTEMS, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,722	$71,437
Short-term investments	40,108	17,914
Accounts receivable, net of allowance for uncollectible accounts of $152, and $75, respectively	3,795	2,229
Prepaid expenses	1,251	687
Other current assets	873	407

Total current assets	89,749	92,674
Property and equipment, net of accumulated depreciation of $1,690 and $1,168	2,842	1,521
Intangibles, net of accumulated amortization of $4,823 and $3,218	1,975	3,492
Long-term investments	3,923	364
Long-term receivables	300	—
Other assets	390	174

Total assets	$99,179	$98,225

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$157
Current portion of capital lease obligations	124	166
Accounts payable	1,077	1,092
Accrued liabilities	2,467	1,170
Deferred revenue	2,991	1,916

Total current liabilities	6,659	4,501
Long-term debt, less current portion	—	145
Capital lease obligations, less current portion	62	144
Deferred revenue, less current portion	1,273	627
Other liabilities	198	267

Total liabilities	8,192	5,684
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized—5,000 shares; none issued and outstanding	—	—
Common stock, $0.0002 per share par value:
Authorized—75,000 shares; issued and outstanding 17,134 and 16,207 shares	3	3
Additional paid-in capital	143,004	125,493
Stockholder notes receivable	(1,912)	(1,912)
Deferred compensation	(1,462)	(101)
Accumulated deficit	(48,646)	(30,942)

Total stockholders' equity	90,987	92,541

Total liabilities and stockholders' equity	$99,179	$98,225

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues:
Network transaction fees	$1,652	$740	$4,942	$1,482
Services	190	303	974	782

Total revenues	1,842	1,043	5,916	2,264
Operating expenses:
Research and development	3,344	1,860	9,394	5,181
Sales and marketing	3,516	2,084	9,891	4,757
General and administrative	1,288	872	3,328	2,356
Stock based compensation	—	38	3,912	182
Acquisition related costs	483	519	1,521	1,557

Total operating expenses	8,631	5,373	28,046	14,033

Loss from operations	(6,789)	(4,330)	(22,130)	(11,769)
Other income (expense):
Interest expense	(57)	(27)	(83)	(91)
Interest income	1,503	271	4,606	336
Other, net	(47)	2	(97)	4

Total other income (expense)	1,399	246	4,426	249

Net loss	$(5,390)	$(4,084)	$(17,704)	$(11,520)

Basic and diluted net loss per share	$(0.31)	$(1.32)	$(1.04)	$(3.95)

Shares used in per share calculations	17,116	3,101	16,958	2,920

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(17,704)	$(11,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,267	1,903
Other non-cash revenues and expenses	3,472	184
Loss on sale of fixed assets	29	—
Changes in operating assets and liabilities:
Accounts receivable	(1,566)	(1,832)
Prepaid expenses and other current assets	(1,030)	(507)
Long-term receivables and other assets	(555)	(2)
Accounts payable	(15)	304
Accrued liabilities	1,297	129
Deferred revenue	1,226	250
Other liabilities	(69)	—

Net cash used in operating activities	(12,648)	(11,091)
Cash flows from investing activities:
Purchase of investments	(40,182)	—
Sales or maturities of investments	15,364	—
Purchases of intangibles	(91)	—
Purchases of property and equipment	(2,014)	(524)
Proceeds from sale of equipment	44	—

Net cash used in investing activities	(26,879)	(524)
Cash flows from financing activities:
Borrowings under line of credit, notes payable and long-term debt	—	1,880
Repayments under line of credit, notes payable and long-term debt	(302)	(868)
Proceeds from obligations under capital leases	—	235
Payment of obligations under capital leases	(124)	(139)
Issuance of preferred stock, net of issuance costs	—	25,847
Issuance of common stock in public offering, net of issuance costs	11,118	—
Issuance of common stock pursuant to the exercise of options and warrants	539	325
Issuance of common stock pursuant to the employee stock purchase plan	581	—

Net cash provided by financing activities	11,812	27,280

Net decrease in cash and cash equivalents	(27,715)	15,665
Cash and cash equivalents:
Beginning of period	71,437	4,886

End of period	$43,722	$20,551

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and nine-month periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from Preview Systems, Inc.'s ("Preview" or the "Company") 1999 Annual Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Preview's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year.

Note 2. Investments in Licensees

    Long-term investments as of September 30, 2000 include $935 associated with the value of equity investments in licensees. The equity in these licensees was received as partial consideration for entering into license arrangements with these licensees. These investments were recorded at the fair market value upon receipt or vesting of the equity instrument, using the Black Scholes method, as appropriate, and will be accounted for using the cost method. The carrying value of these investments is reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable. The value of the investments was recorded as deferred revenue and is being amortized to network transaction fee revenue over the life of the license arrangement with the licensees.

Note 3. Line of Credit

    Effective August 4, 2000, Preview obtained a $5.0 million line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments, and intellectual property. Interest on the unpaid balance will accrue at the prime rate, 9.5% percent at September 30, 2000. Preview did not have any amounts outstanding under the line of credit at September 30, 2000. The line of credit agreement contains financial covenants, including covenants relating to maintenance of minimum levels of working capital and tangible net worth. Preview was in compliance with these covenants at September 30, 2000.

Note 4. Net Loss Per Share

    Basic and diluted net loss per share are the same for all periods presented since Preview was in a loss position in all periods. Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	Three and Nine Months Ended September 30,
	2000	1999
Stock options and warrants	4,838	2,773
Convertible preferred stock	—	8,788

Total	4,838	11,561

Note 5. Issuance of Common Stock

    In January 2000, Preview issued 570 shares of its common stock pursuant to the underwriters' over-allotment option for net proceeds to the Company of $11,118.

Note 6. Stock Option Plans

    Pursuant to the terms of the plans, on January 1, 2000 the number of shares of the Company's Common Stock authorized for issuance under the 1998 Stock Option Plan, the 1999 Directors Stock Option Plan and the 1999 Employee Stock Purchase Plan were increased by 486, 150 and 324 shares, respectively.

Note 7. Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to current presentation.

Note 8. Subsequent Event

    On October 11, 2000, the Company entered into an agreement to lend $175 to the Chief Executive Officer. The note receivable is full recourse, unsecured and bears interest at 11% per annum. The principal and unpaid interest are due in full on October 11, 2001, however, the note may be prepaid at any time without penalty.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands)

Forward Looking Statements

    This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words like "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify forward-looking statements. This Form 10-Q also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of Internet use and electronic distribution and licensing of digital goods. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Registration Statement on Form S-1 and in our Form 10-K for the year ended December 31, 1999 and our quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Results of Operations

Revenue

    The Company's revenue is comprised of network transaction fees and service revenue. Total revenue increased $799, or 77%, to $1,842 for the three months ended September 30, 2000 from $1,043 for the comparable period of 1999. Total revenue increased $3,652, or 161%, to $5,916 for the nine months ended September 30, 2000 from $2,264 for the comparable period of 1999. However, total revenue decreased $563 or 23% sequentially from the second quarter of 2000 to the third quarter of 2000. One customer, Sony Marketing of Japan, accounted for 17% of total revenues in the third quarter of 2000. In the third quarter of 1999, Sony Marketing of Japan and Ingram Micro accounted for 24% and 16%, respectively, of total revenues.

    Network transaction fees increased $912, or 123%, to $1,652 for the three months ended September 30, 2000 from $740 for the comparable period of 1999. Network transaction fees increased $3,460, or 233%, to $4,942 for the nine months ended September 30, 2000 from $1,482 for the comparable period of 1999. However, network transaction fees decreased $403, or 20%, from $2,055 in the second quarter of 2000 to $1,652 in the third quarter of 2000. Network transaction fees are primarily the recognition of minimum commitments, which are recognized ratably over the term of the contract or until the sales that underlie the commitments are exceeded. Network transaction fees for the second and third quarter of 2000 also include $342 and $98, respectively, related to the amortization of the value of equity investments received as partial consideration for licensing arrangements with two licensees. The value of these investments is being amortized to revenue over the lives of the licensing arrangement. See Note 2.

    The increase in network transaction fees in 2000 over 1999 is primarily the result of the growth in our customer base and increased sales by our customers that are fulfilled by our solution. During the third quarter of 2000, we added two direct customers and ten content providers who signed with distributors and service providers to add content to the network. In addition, two customers went live taking commercial transactions and another customer achieved sales in excess of their minimum commitment. However, the decrease in network transaction fees between the second and third quarter of 2000 primarily relates to the decrease in revenue related to equity investments and a number of contracts not closing within the third quarter due to our long and complex sales cycle.

    Network transaction fees as a percentage of total revenue increased to 90% in the third quarter of 2000 from 71% in the third quarter of 1999. Although we expect transaction fees to remain in the range of 80% to 90% of our total revenue, future network transaction fee revenue growth will be dependent on continuing to expand our customer base, the timely and successful deployment of our solution by new customers and their distribution channel partners, and the generation of transaction volume by customers above their minimum commitments using our solution. To date, transaction volumes have been slower to develop than originally anticipated and in many cases have not exceeded minimum commitment levels. As a result, we are unable to predict if and when customers may generate significant transaction fees above their minimum commitments.

    Service revenues generally consist of consulting, training and integration fees. Service revenue, totaling $190 for the three months ended September 30, 2000, decreased $113 from $303 for the three months ended September 30, 1999 and decreased $160 from $350 in the second quarter of 2000. The decreases in service revenue relate to implementation delays dictated by some existing licensees, some customers choosing to implement our solution internally, and fewer implementations and related services due to fewer contracts closing during the quarter. However, service revenue increased $192 to $974 for the nine months ended September 30, 2000 from $782 in the comparable period of 1999. Future service revenue levels are dependent on growth in our customer base and customer's deployment resource levels and schedules.

Operating Expenses

    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of hardware and software used in product development. Research and development costs are expensed to operations as incurred. Research and development expenses increased $1,484, or 80%, to $3,344 for the three months ended September 30, 2000 from $1,860 for the comparable period of 1999. Research and development expenses increased $4,213, or 81%, to $9,394 for the nine months ended September 30, 2000 from $5,181 for the comparable period of 1999. These increases are primarily attributable to increases in salaries and related personnel expenses, consultant fees and facilities costs as we expand our platform to support multiple digital goods and expand our service engineering capabilities to support integration into our customer environments. An increase in royalties we pay related to the licensing of certain technology for the distribution of music also contributed to the increase. We believe that significant investments in research and development are critical to developing our software and music solutions and attaining our strategic objectives. Therefore, we anticipate that research and development expense will continue to increase in absolute dollars in future periods.

    Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development and marketing. In addition, those costs include consultant fees, promotional materials, trade show exhibits, and other marketing program expenses. Sales and marketing expenses increased $1,432, or 69%, to $3,516 for the three month period ended September 30, 2000 from $2,084 for the comparable period of 1999. Sales and marketing expenses increased $5,134, or 108%, to $9,891 for the nine months ended September 30, 2000 from $4,757 for the comparable period of 1999. The increases are primarily attributable to increases in salaries and personnel expenses, recruiting costs and facilities costs resulting from the expansion of our sales force to support our growing customer base, as well as the growth in our marketing efforts as we expand our platform to address multiple digital goods. We expect to continue to grow sales and marketing costs as we expand into other digital goods markets or rights management areas, expand our presence in international markets and grow our customer base.

    General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses increased $416, or 48%, to $1,288 for the three months ended September 30, 2000 from $872 for the comparable period of 1999. General and administrative expenses increased $972, or 41%, to $3,328 for the nine months ended September 30, 2000 from $2,356 for the comparable period of 1999. The increases are primarily a result of increases in salaries and related costs, consultants and facilities costs. These increases were partially offset by a decrease in legal costs. Legal costs were higher in the first nine months of 1999 as a result of litigation related expenses.

    Stock based compensation of $3,912 for the nine month period ended September 30, 2000, respectively, relates to the issuance of common stock warrants and options to non-employees or to employees at below the fair market value of the Company's common stock. There was no stock based compensation in the third quarter of 2000. Stock based compensation for the nine month period ended

September 30, 2000 includes $1,364 related to the vesting of a portion of the warrant issued to Virgin Holdings, Inc. based on achievement of pre-determined performance criteria related to market development activities. The final 133 shares of this warrant are scheduled to become exercisable upon achievement of a final milestone in the fourth quarter of 2000, and may have a material impact on our results of operations upon vesting.

    Acquisition related costs consist of the amortization of patents and other intangibles and totaled $483 and $1,521 for the three and nine-month periods ended September 30, 2000, respectively, and $519 and $1,557 for the three and nine-month periods ended September 30, 1999, respectively. The $1,975 of intangibles on the balance sheet at September 30, 2000 will be fully amortized over the next four quarters.

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

Interest Income

    Interest income increased to $1,503 and $4,606 for the three and nine month periods ended September 30, 2000, respectively, from $271 and $336 for the comparable periods of 1999. The increases are a result of higher average cash and investment balances resulting primarily from our initial public offering of common stock in December 1999. In addition, interest rates have been higher in 2000 compared to 1999. We expect interest income in the coming quarters to decline as cash and investment balances are used for operations.

Liquidity and Capital Resources

    We completed our initial public offering of common stock in December 1999, raising $71,425, net of offering expenses. Prior to the initial public offering, we financed our operations primarily through the sale of preferred stock, raising $39,699 in a series of offerings. In January 2000, the underwriters of our initial public offering exercised their over-allotment option, resulting in the sale of an additional 570 shares of common stock for net proceeds of $11,118. We have outstanding capital lease commitments of $186 as of September 30, 2000.

    On September 30, 2000, we had working capital of $83,090, including $43,722 of cash and cash equivalents and $40,108 of short-term investments. We used $12,648 for operations during the nine months ended September 30, 2000 compared to $11,091 for the comparable period of 1999. We also used $24,818 for the net purchase of short and long-term investments during the nine months ended September 30, 2000. Long-term investments include $2,988 related to highly liquid investments with maturities beyond 12 months, but less than 24 months from September 30, 2000. Another $935 of the long-term investments relate to equity investments in licensees as more fully described in Note 2 above.

    We have a $5.0 million line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments, and intellectual property. The line of credit will be used for short-term working capital requirements and will allow us to issue letters of credit or enter into foreign exchange contracts as necessary to hedge any possible future foreign currency exposures. At September 30, 2000, we did not have any amounts outstanding under this line of credit.

    Accounts receivable were $3,795 at September 30, 2000 compared to $2,229 at December 31, 1999. The increase was primarily attributable to the execution of new licensing agreements with customers. Days sales outstanding at September 30, 2000 were 188 compared to 167 at December 31, 1999. This increase is primarily due to the increase in unbilled receivables.

    Deferred revenue increased to $4,264 at September 30, 2000 from $2,543 at December 31, 1999 as a result of growth in our customer base. Current deferred revenue at September 30, 2000 was $2,991.

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

    Our success depends upon our ability to generate network transaction fees based on a percentage of the sales fulfilled by our customers using our solution. This business model is unproven, our customers have limited experience using our solution to distribute their products and we have not received significant network transaction fees under this transaction fee model. To date, we have been unable to generate significant revenues from network transaction fees. If we are unable to generate significant revenues from network transaction fees, our current revenues, consisting primarily of annual minimum network transaction fees payable upon execution and renewal of customer agreements, will be insufficient to sustain our business. If customers wish to use different business models, such as the payment of a one-time license fee instead of ongoing network transaction fees, our revenues will suffer and we may not be able to grow our business. Our existing customers may not elect to renew their agreements or they, as well as future customers, may seek more favorable terms.

Our limited operating history makes it difficult for you to evaluate our business and your investment.

    We were formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. These acquisitions closed in August 1998. Prior to August 1998, Portland Software and Preview Software had achieved only limited distribution of their respective products. For example, in 1998, 1997, and 1996, total revenues generated by both businesses combined were $809, $763, and $335, respectively. For the year ended December 31, 1999, our total revenues were $3,483. For the nine months ended September 30, 2000, our total revenues were $5,916. A majority of our significant customers entered into their agreements with us since September 1998. Accordingly, we have a limited operating history and you have little historical basis upon which to evaluate our business, products, markets and general prospects of your investment.

If our customers do not generate significant transaction fees above their minimum commitments by using our solution, our revenue growth will suffer and we may be unable to sustain or increase our business.

    Unless our customers generate significant sales and transaction fees using our solution, our business will be seriously harmed. We depend on our customers to use and to facilitate the use of our solution and the failure of our customers to do so will cause our revenues to suffer. For example, one reason our revenues have not grown as anticipated is because one of our largest customers, Ingram Micro, has not sold significant amounts of digital goods using our solution and has not generated transaction fees beyond their minimum commitments. We are unable to predict if and when Ingram Micro may generate transaction fees above their minimum commitments. The failure of existing and future customers to sell significant amounts of digital goods using our solution will result in slower revenue growth and is likely to prevent us from growing or sustaining our business.

We expect operating expenses to increase significantly, we have incurred significant net losses and we expect our losses will continue in the future.

    As of September 30, 2000, we had an accumulated deficit of $48,646. We experienced a net loss of $17,704 for the nine months ended September 30, 2000 and net losses of $17,054, $11,276 and $2,380 in 1999, 1998 and 1997, respectively. We have not achieved profitability and we expect significant operating losses and negative cash flow to continue through at least the end of 2001, and possibly longer. Our losses will continue to increase because we expect to continue to incur increased costs and expenses related to research and development and marketing, and, to a lesser degree, sales, services and general and administrative functions.

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

    The distribution channel for digital goods is complex and multi-tiered, consisting of publishers, which sell to distributors, resellers and end customers; distributors, which sell to resellers; original equipment manufacturers, which sell to resellers and end customers; and resellers, which sell to end customers. Unless a significant number of these channel participants adopt our solution in a timely manner, we will not achieve the critical mass of participants we believe necessary for our success. Our success depends on the adoption of our solution not only by our customers, but by the distribution channel partners of our customers as well. For example, in order for a distributor to sell digital goods using our solution, the publisher of the goods must consent to distribute its goods electronically and the reseller of the goods must also agree to use our solution. We do not know whether our customers' distribution channel partners will agree to use our solution. We depend on our customers to obtain publisher consents and to facilitate the adoption of our solution by their distribution channel partners. Unless a significant number of our customers' distribution channel partners agree to sell digital goods through our solution, we may not be able to earn enough revenues from our network transaction fees to become profitable or execute our business model.

The loss of any of our current major customers would cause our revenues to decline.

    Two customers combined, Sony Marketing of Japan and Ingram Micro, accounted for 22% of our total revenues in the first nine months of 2000. Sony Marketing and Ingram Micro combined accounted for approximately 38% of our revenues in 1999. Sony Marketing accounted for approximately 45% of our revenues in 1998. We expect that a small percentage of our customers will continue to account for a substantial portion of our revenues for at least the next 12 months. Contracts with these customers are generally short term in nature, varying in length from one to three years, and can be terminated by the customer on short notice without significant penalties. A failure to renew, or the termination of, or renewal on less favorable terms to us of, any of these agreements, would result in a loss of a large portion of our revenues.

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

    Our solution has not yet been subjected to the volume of business and the complexity we anticipate will be required to fully support the future transactions of our largest customers. If our solution is not capable of processing the necessary volume of transactions, our business may be seriously harmed because the number of revenue generating transactions using our solution will be limited, customers may elect to use another solution and we may be exposed to adverse publicity. In addition, it is likely that production software tools, diagnostic tools and maintenance upgrades, as well as significant financial and other resources, will be required to achieve reliability and resolve technical issues related to large-scale transactions.

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

    We have limited experience marketing our solution for electronic distribution of music and few customers are currently using our solution to distribute music. As a result, we do not believe that we will recognize any significant revenue from the use of our solution to sell music or any type of digital goods other than software for at least the next 12 months, if at all. We expect to incur significant expenses to develop and promote the use of our solution for the electronic distribution of music. If electronic distribution of music fails to develop or we are unable to penetrate this market, we will have expended a great deal of time, effort and financial resources that could have been directed to more beneficial activities. In addition, our business may be adversely impacted if our efforts are not successful.

    Several factors create risk in our ability to be successful in this market, including:

  •
  Although EMI and Time Warner have made a public commitment to support our platform, if they fail to offer a sufficient amount and variety of digital recorded music available for distribution, our music solution may be unable to obtain sufficient market penetration to provide a return on our investment.

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

  •
  We rely on our ability to integrate digital rights management systems, such as Microsoft, Intel and others, into our technology. If we are unable to successfully integrate these systems into our product, we may be unable to provide a viable solution for electronic distribution of music. Although we have successfully incorporated certain digital rights management systems into our solution, we rely on our ability to do so on a continuing basis.

  •
  We license multiple technologies to complete our solution. If any of the technology providers change their business model or licensing structures, it may not be feasible for us to obtain the necessary technology to provide a complete solution.

  •
  Our music distribution solution provides for the continual protection of music, but the underlying operating systems themselves are insecure and may be breached, thus providing ways for crackers to capture the music bits as they are rendered or sent to the sound card. In addition, the personal computer is an inherently open device with multiple access points that may be insecure and digital rights management systems may be unable to protect content sufficiently.

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

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We regard our patents, copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We have 9 patents issued or allowed, and an additional 21 applications pending with the United States Patent and Trademark Office and an additional 12 patent applications pending in foreign jurisdictions. Our proprietary technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. These legal protections afford only limited protection and may be time consuming and expensive. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources away from our business operations. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we are not able to protect our intellectual property rights, our business may not succeed.

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

    We are substantially dependent on the continued services of our officers and key personnel who are all at-will employees. These individuals have tacquired specialized knowledge and skills with respect to our business. As a result, if any of these individuals were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while the new employee obtains the necessary training and experience. We expect that we will need to hire additional personnel in all areas. The competition for qualified personnel in our industry is intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. New employees require extensive training and typically require four to six months of training to achieve full productivity. Our success depends on attracting and retaining personnel.

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

    As of October 25, 2000, our executive officers, directors and entities affiliated with them and affiliates, in the aggregate, beneficially owned approximately 34% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly the election of directors and all other matters requiring approval by our stockholders. This concentration of voting control could have the effect of delaying or preventing a merger or other change in control, even if it would benefit our other stockholders.

Our charter documents have anti-takeover provisions that could discourage a change in control, even if an acquisition would be beneficial to our stockholders.

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

    Substantial sales of our common stock could depress our stock price. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 17,134,070 shares outstanding as of October 25, 2000, we had 16,952,812 shares of common stock eligible for sale in the public market. The remaining shares of common stock outstanding will be eligible for sale upon the lapse of our repurchase options on various dates through July 2003.

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

    Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that any acquisition will be successful and will not materially adversely affect our business, operating results or financial condition. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions made by us could materially harm our business and operating results.

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

    In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially, adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and operating results.

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

Item 2.  Changes in Securities and Use of Proceeds

    The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of Common Stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999. In that offering, the Company sold an aggregate of 4,370,000 shares of its Common Stock with net offering proceeds of $82.4 million. As of September 30, 2000, the Company had used approximately $14.6 million of those proceeds as follows:

Cash loss from operations	$11.9 million
Working capital	$0.7 million
Purchases of property and equipment	$2.0 million

    No payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10.1	Loan and Security Agreement dated August 4, 2000 between Preview Systems, Inc. and Silicon Valley Bank. Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.
10.2	Loan Agreement dated October 11, 2000 between Preview Systems, Inc. and Vincent Pluvinage.
27	Financial Data Schedule

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2000	PREVIEW SYSTEMS, INC.
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