Form 10-K
period 2000-12-31
PREVIEW SYSTEMS INC
filed 2001-04-02
CIK 1091271

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28329

PREVIEW SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	770485517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1195 West Fremont Boulevard Sunnyvale, California (Address of principal executive offices)	94087 (Zip Code)

Registrant's telephone number, including area code: 408-720-3500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0002 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $26,850,301 as of March 21, 2001, based upon the last sales price as reported by the Nasdaq National Market System.

    The number of shares outstanding of the Registrant's common stock as of March 21, 2001 was 17,316,667 shares.

Documents Incorporated by Reference

None.

PREVIEW SYSTEMS, INC.

2000 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Item 1. Business

Forward Looking Statements

    This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words like "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify forward-looking statements. This Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of Internet use and electronic distribution and licensing of digital goods. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Registration Statement on Form S-1, in our Form 10-K for the year ended December 31, 1999 and our quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

The Company

    Preview Systems is a provider of an Internet-based infrastructure solution that enables networks for distribution and licensing of digital goods. Our solution links software publishers and music labels to their channel partners and end-users worldwide, creating an end-to-end electronic distribution chain that manages the e-commerce of digital goods and associated licensing rights.

Industry Overview

    The rapid growth of Internet users, content and functionality is enabling complex business-to-business and business-to-consumer communications and commerce. In December 2000, International Data Corporation reported that total worldwide Internet commerce spending in 1999 was $131.5 billion and is estimated to grow to $2.6 trillion in 2004, representing a compound annual growth rate of 82%. Much of this spending to date has been for products that were sold over the Internet and delivered to the end customer in a physical form. As a result, the Internet has been primarily used as a sales and marketing channel. However, for digital goods, the Internet can also be a means for electronic distribution and fulfillment. In addition, licensing rights can be separated from digital content, distributed and managed electronically and tailored to meet each customer's needs.

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

  •
  Direct—publishers use direct marketing and sales methods to generate orders and ship products directly to customers. The direct model gives publishers valuable information about customer needs and allows them to control pricing and quality of service.

  •
  2-Tier—publishers establish relationships with resellers who purchase products directly from the publisher and, in turn, offer them to their customers. This model is used by publishers to distribute into specific markets, expanding their market reach.

  •
  3-Tier—publishers establish relationships with large distributors who, in turn, establish relationships with resellers, who, in turn, sell the software to end customers. This model is an efficient means for publishers to reach tens of thousands of large and small resellers through only a few distributors.

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

Electronic Distribution of Digital Goods and Licenses

    The Internet provides a foundation for electronic distribution of digital goods and licenses. In January 2000, Forrester Research, Inc. predicted the on-line sale of media products (software, music, books, video, and games) will grow from $3.6 billion in 1999 to $13 billion in 2004 and that the portion of these sales delivered via digital download to grow from 3% to 22% during this time frame. By 2004, software and music products are projected to account for 58% of the on-line sales and 83% of the digital download revenues.

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

  •
  improve asset management through electronic use reporting; and

  •
  reduce illegal distribution and piracy.

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

    Although electronic distribution of digital goods offers many advantages, many existing systems for the electronic distribution of digital goods displace and compete with existing distribution channels rather than support them. Some systems offer insufficient security against improper distribution and piracy. Other systems provide insufficient real-time information on sales transactions involving multiple distribution partners. Finally, we believe many systems offer inadequate means for distributing licenses. For example, many corporations that use some form of electronic software distribution still employ manual processes for managing licenses.

The Preview Systems Solution

    We develop and market infrastructure software that allows our customers to implement Internet-based networks for the electronic distribution and licensing of digital goods. Our solution provides publishers, distributors, OEMs, and resellers the ability to implement and maintain common networks that allow them to conduct business with each other electronically and seamlessly. Our solution is flexible and compatible with a wide array of business and technical requirements and provides a common technical infrastructure that uses the Internet to link participants engaged in the electronic distribution of digital goods and associated licensing. Our solution has the following characteristics:

  •
  Channel neutral. Our solution is designed to support direct, 2-tier and 3-tier models for the electronic distribution of digital goods. We do not compete directly with channel participants but instead can electronically connect them to one or more of their publisher, distributor or reseller channel partners. Thus, our solution enables, rather than limits, our customers' business choices and market reach. We have established relationships with Ingram Micro, the leading worldwide wholesale distributor of computer-based technology products and services, as well as several large software publishers such as Adobe, Macromedia, Symantec, Powerquest, and Corel. We have also established relationships in the music industry with companies such as EMI, NTT Communications, Matsushita, Amplified.com, and Supertracks.

  •
  Integrates with existing systems. Our solution supports a variety of leading hardware and software platforms, including: Microsoft, Sun and Apple operating systems; BroadVision, Microsoft and Open Market e-commerce systems; and Microsoft, Oracle and Sybase database management systems. Our solution is deployed across large and technically diverse distribution channels. It provides a common network for electronic distribution and licensing of digital goods and exchanging information. Our solution is used to allow existing e-commerce web-sites to sell and distribute digital goods electronically. Finally, customers can implement our solution directly or outsource operations to a service provider.

  •
  Enables many simultaneous distribution methods. Our solution enables publishers to supply multiple distributors electronically, while simultaneously selling directly to end customers. Similarly, resellers can connect electronically to multiple distributors and sell digital goods from each distributor's inventory of digital goods on a single integrated web site.

  •
  Supports multiple licensing models. Our solution separates the delivery of digital goods from the associated licensing rights, ensuring that access and use of the digital goods complies with the license terms. For example, digital goods can be stored in an encrypted format on hard drives of newly purchased personal computers but cannot be accessed by customers until the associated license rights are purchased online. Thus, software, music or video content can be sold without having to actually download the content. Our solution enables a variety of licensing models, such as selling perpetual licenses prior to download, granting of limited time trials prior to sale and other licensing models that may be requested by our customers.

  •
  Enables international distribution. We designed our solution to support global networks. We have localized our client software interfaces in the following 16 languages: Chinese (simplified and traditional), Danish, Dutch, English (US and International), Finnish, French, German, Italian, Japanese, Korean, Norwegian, Portuguese, Spanish and Swedish. We have obtained export licenses for components of our solution that use U.S. government regulated encryption technologies. When required, we have obtained approval to use our encryption systems in other countries.

  •
  Automates communication among network participants. Our solution automates the flow of digital goods, license rights, distribution rights, inventory tracking data, branding and other information. Information for each transaction can be transmitted to network participants. This means that a publisher that uses our solution can automatically receive information in real time about the sale of its products. Our solution collects data from multiple distribution channels as transactions in a single database, consolidating direct and indirect sales information.

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

    We provide limited consulting, training and support as part of our initial integration fee and maintenance agreements. We provide additional consulting, training and premium support, generally on a time-and-materials basis. In addition, we recently began offering a managed service whereby we operate certain parts of our technology on behalf of customers, including the Ziplock System and the Portable Store, and charge fees that include one-time set up fees and ongoing transaction fees based on a percentage of sales.

Customers and Strategic Relationships

    Our customers consist of software publishers, distributors, OEMs and service providers. Some companies license our solutions directly from us. Others use our technology through sublicenses or outsourcing agreements with our customers.

    Several leading software publishers have selected our solution to distribute their products electronically through direct and indirect channels. As an example, Macromedia and Powerquest have opted for an in-house model that integrates our solution with the rest of their e-commerce systems while Symantec has chosen an outsource model and operates our solution through an independent Internet-based reseller. We have also established relationships with several service providers such as ReleaseNow who maintain and operate our solution to distribute products for various software publishers.

    We have the following significant customer relationships:

  •
  Ingram Micro. We have been working with Ingram Micro on electronic software distribution since August 1998. On June 30, 1999, we signed a one-year agreement with Ingram Micro to use our solution and to sublicense appropriate components to Ingram Micro's resellers. This contract has been extended on a month-to-month basis.

  •
  Sony Marketing of Japan. In September 1998, we signed a three-year agreement with Sony Marketing of Japan, granting the exclusive right to use and sublicense our solution in Japan, including future upgrades, enhancements and new products. We received a non-creditable, up-front payment for the license, training and support. Beginning April 1999, Sony Marketing agreed to pay us network transaction fees based on a percentage of the revenue received from distributing our solution and providing related services. In December 2000, we mutually agreed with Sony Marketing to terminate the current contract effective March 31, 2001, one year earlier than originally scheduled. As part of the agreement, we will pay Sony $460,000 upon the effective date of the termination.

  •
  Convera Corporation. In September 1999, we signed a non-exclusive agreement with Intel Corporation to license Intel's content protection agent system and to incorporate this technology into our solution. In December 2000, Intel assigned their rights to this agreement to Convera Corporation. The objective of this agreement is the development, sales and marketing of our solution for the digital music market. We do not expect the assignment of this agreement to have any negative impact on the company.

Sales and Marketing

    We promote and sell our solution to publishers, OEMs, distributors and resellers through our direct sales force in North America and Europe. In Japan, we promote and sell our solution through our relationship with Sony Marketing of Japan. Effective April 1, 2001, we will promote and sell our solution directly in Japan through our wholly owned subsidiary, Preview Systems KK.

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

    We spent approximately $13.4 million, $7.9 million and $3.7 million on research and development activities during 2000, 1999 and 1998, respectively.

Competition

    The competition for digital goods solutions is strong and evolves quickly. We expect that competition will intensify, both with respect to existing competitors as well as with the entry of new competitors into our markets. We currently compete directly with other providers of electronic commerce solutions for digital goods such as Cybersource, Digital River, and InterTrust Technologies. More broadly, we compete with other providers of technology to secure digital content such as IBM, Liquid Audio, Microsoft, Real Networks, Macrovision, and Xerox.

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

    We are actively seeking patent protection for our intellectual property. As of March 21, 2001, we had 11 patents issued or allowed and an additional 19 applications pending with the United States Patent and Trademark Office. We pursue international counterpart patents where appropriate and have 13 outstanding applications pending in foreign jurisdictions as of March 21, 2001. In addition, in May 1998, we acquired a United States patent that was issued in 1987.

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

Employees

    As of March 21, 2001, we had 100 employees, of which 60 were employed in research and development, 24 were employed in sales and marketing, and 16 were employed in administrative positions. These numbers reflect an approximate 25% reduction in our workforce as a result of our decision to eliminate 37 positions in February 2001. Our employees are not represented by a collective bargaining unit and we have never experienced a work stoppage.

Recent Developments

    The market for distribution of digital content is developing more slowly than we originally anticipated. Consequently, our revenue growth has not met internal projections. As a result, we have taken a variety of actions.

    In February 2001, we announced a reduction in our headcount of approximately 25%, eliminating 37 positions. We also introduced other expense control measures primarily in the area of marketing programs and we reduced our reliance on outside contractors.

    In addition, we announced that we are currently exploring various strategic alternatives and are currently in negotiations to sell all or parts of our business. We believe that such a sale could enhance both stockholder value as well as increase the benefits to our customers.

    No assurance can be given that we will be successful in completing any possible alternatives currently being explored. In addition, it is difficult to predict the impact of these announcements on our ability to close sales contracts with new customers, our ability to renew contracts with existing customers, or our ability to retain key employees.

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

Risks Related to Our Business

We are in negotiations to sell all or parts of our business. Negotiations such as these are complex and costly and, even if successful, the transaction involves many risks.

    In February 2001, we announced that we are exploring strategic alternatives to increase stockholder value and are currently in negotiations to sell all or parts of our business. No assurance can be given that these activities will culminate in a transaction that would actually increase stockholder value. These activities may adversely affect our relationships with our current and prospective customers, employees and management. These activities are time consuming and could divert management's attention from our business and prove disruptive to our customers and employees. These activities are also costly in that they result in significant legal and investment banking expenses, regardless of whether or not a transaction is ultimately concluded.

    In addition, these types of transactions create numerous other risks and costs, even if successfully closed, such as:

  •
  ongoing indemnity responsibilities related to the transaction;

  •
  significant litigation claims from our stockholders and third parties;

  •
  limitations on liquidity of the consideration received as part of the transaction; and

  •
  potential charges associated with termination of employees who may not be part of a transaction.

We have not been successful in generating sufficient revenues to sustain our business through our transaction fee based business model.

    The success of our business model depends upon our ability to generate network transaction fees based on a percentage of the sales fulfilled by our customers using our solution. Our customers have had limited experience using our solution to distribute their products and our current business model has not generated sufficient revenues to sustain our business. The failure of customers to sell significant amounts of digital goods using our solution has resulted in slower revenue growth. We depend on our existing and future customers to use and to facilitate the use of our solution and the failure of our customers to do so has caused and will continue to cause our revenues to be below levels sufficient to sustain our business. To date, we have not been able to generate significant network transaction fees under this transaction fee model nor do we expect to generate significant revenues from this source in the foreseeable future. Because we have been unable to generate significant revenues from network transaction fees, our current revenues, consisting primarily of annual minimum network transaction fees payable upon execution and renewal of customer agreements, has been insufficient to sustain our business.

    Moreover, we may not be able to grow our business using our current business model because our existing customers may not elect to renew their agreements or they, as well as future customers, may seek more favorable terms or may seek to use different business models, such as the payment of a one-time license fee instead of ongoing network transaction fees. Any of these changes may result in a decrease in our revenues. We are currently negotiating with Ingram Micro, one of our largest customers, regarding the terms of its agreement which may have the effect of modifying the manner in which we would be entitled to receive fees from them. Further, since our announcement in February 2001 that we were exploring strategic alternatives, prospective customers may be reluctant to use our solution and our current customers may not renew their agreements given the uncertainty surrounding our business.

Our limited operating history makes it difficult for you to evaluate our business and your investment.

    We were formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. These acquisitions closed in August 1998. Prior to August 1998, Portland Software and Preview Software had achieved only limited distribution of their respective products. For example, in 1998, 1997, and 1996, total revenues generated by both businesses combined were $809, $763, and $335, respectively. For the years ended December 31, 2000 and 1999, our total revenues were $7,768 and $3,483, respectively. A majority of our significant customers entered into their agreements with us since September 1998. Accordingly, we have a limited operating history and you have little historical basis upon which to evaluate our business, products, markets and general prospects of your investment.

We have incurred significant net losses and we expect our losses will continue in the future.

    As of December 31, 2000, we had an accumulated deficit of $55,444. We experienced a net loss of $24,502 for the year ended December 31, 2000, and net losses of $17,054 and $11,276 in 1999 and 1998, respectively. We have not achieved profitability and we expect significant operating losses and negative cash flow to continue through at least the end of 2001, and possibly longer.

If our remaining key employees do not continue to work for us, our business will be harmed because competition for replacements is intense.

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

    In February 2001, we announced that we were exploring strategic alternatives, including the sale of all or parts of our business and reduced our work force by approximately 25% as part of a cost cutting measure. These actions have created additional uncertainty for our remaining work force and have resulted, and may continue to result, in the loss of key personnel, including key members of our management.

    In February 2001, we adopted a retention program that provides additional compensation to all non-executive employees. In addition, the Company is in the process of creating a retention program for certain of its officers. There are no assurances that such programs will be successful in retaining our key employees and officers.

If a significant number of distribution channel participants do not agree to sell digital goods through our solution, we may not be successful.

    The distribution channel for digital goods is complex and multi-tiered, consisting of publishers, which sell to distributors, resellers and end customers; distributors, which sell to resellers; original equipment manufacturers, which sell to resellers and end customers; and resellers, which sell to end customers. Because a significant number of these channel participants have yet to adopt our solution in a timely manner, we may not achieve the critical mass of participants we believe necessary for our success. Our success depends on the adoption of our solution not only by our customers, but by the distribution channel partners of our customers as well. For example, in order for a distributor to sell digital goods using our solution, the publisher of the goods must consent to distribute its goods electronically and the reseller of the goods must also agree to use our solution. We do not know whether our customers' distribution channel partners will agree to use our solution. We depend on our customers to obtain publisher consents and to facilitate the adoption of our solution by their distribution channel partners. Unless a significant number of our customers' distribution channel partners agree to sell digital goods through our solution, we may not be able to earn enough revenues from our network transaction fees to become profitable or execute our business model. To date, we have not been successful attracting the critical mass of channel participants necessary for our success.

The loss of any of our current major customers would cause our revenues to decline.

    Sony Marketing of Japan accounted for 15%, 26% and 45% of our total revenues in 2000 1999, and 1998, respectively. Ingram Micro accounted for 7% and 12% of our total revenues in 2000 and 1999, respectively. While we have reduced our reliance on major customers during 2000, we expect that our larger customers will continue to account for a substantial portion of our revenues for the foreseeable future. Contracts with our customers are generally short term in nature, varying in length from one to three years, and can be terminated by the customer on short notice without significant penalties. A failure to renew, the termination of, or a renewal on less favorable terms to us of, any of these agreements, would result in a loss of a large portion of our revenues. We mutually agreed with Sony Marketing of Japan to terminate our current agreement effective March 31, 2001, resulting in the loss of any future revenues associated with this major customer. Further, we are currently negotiating with Ingram Micro regarding the terms of a new agreement. Ingram Micro is currently on a month to month extension of its original agreement, which expired on June 30, 2000. No assurance can be given that we will be successful in negotiating a long-term contract with Ingram Micro or that the terms will not be less favorable than the terms of the current agreement.

If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we may be unable to increase our revenues or become profitable.

    Sales of Microsoft products accounted for approximately 11% of worldwide packaged software sales in 2000 according to International Data Corporation. If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we will lose a significant revenue opportunity. Additionally, Microsoft may initiate its own standard for the electronic distribution of its software over the Internet. To date, Microsoft has not agreed to make its products available to channel participants using our solution. Microsoft has also recently initiated programs for the secure electronic distribution of music. If distribution channel participants favor Microsoft's existing or future solution for electronic distribution of digital goods, we may be unable to increase our revenues or become profitable.

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

    Further, since our announcement in February 2001 that we were exploring strategic alternatives, prospective customers may be reluctant to use our solution given the uncertainty surrounding our business and may seek additional assurances before signing a contract with us. In addition, recent economic developments may cause delays in the approval of new initiatives to deploy Internet infrastructure solutions, reducing further our ability to close new contracts. Delays in receiving signed contracts with major customers could cause us to fail to achieve our projected results, as well as those of industry analysts, which would have a severe adverse effect on the price of our stock.

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

Variations in the volume of sales of digital goods and services over the Internet may cause fluctuations in our quarterly operating results, which could cause our stock price to decline.

    The amount of network transaction fees we receive in any given quarter will depend on the sales of digital goods that occur using our solution. Because sales of digital goods using our solution are outside of our control, it will be difficult for us to make accurate quarterly revenue projections, even if our solution is deployed commercially by our licensees. In addition, our revenues will depend on the number of new deployments of our solution that occur in a particular quarter. However, in the short term, our operating expenses are relatively fixed and based in part on our revenue projections. As a result, if our revenue projections are not accurate for a particular quarter, our operating results for that quarter could fall below the expectations of analysts and investors. To date, the sale of digital goods has progressed slower than we had anticipated and our customers have not used our solution to the degree we projected. In the third and fourth quarter of 2000, we failed to meet our revenue projections and our operating results were below what industry analysts predicted. Failure to meet these expectations contributed to the decline of the market price of our common stock during this time and may continue to do so in the foreseeable future.

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

    Any breach of our security systems could harm our reputation, which could materially harm our business. A party who is able to circumvent our security measures could misappropriate digital goods without paying the required license fees, gain unauthorized access to proprietary information, erase or modify electronic audit trails, or disrupt our customers' operations. Security breaches could also harm our reputation and expose us to litigation and liability. We cannot assure you that our security measures will prevent significant security breaches or that a failure to prevent such security breaches will not seriously harm our business.

Our managed services offering is new, we have limited experience operating our technology and we have not recognized significant revenues from this service.

    We introduced a managed service offering in the fourth quarter of 2000 and incurred the capital costs required to operate our technology on behalf of future customers. To date, we have had limited success in selling our managed service offering. In addition, we have limited experience in operating our technology on behalf of customers. We are required to provide payment processing, customer support and merchandising services, all of which are new to our business and may result in unforeseen costs. We cannot assure you that this new service will be successful or, even if we are successful in attracting new customers, that we will recognize significant revenues.

To date, we have not recognized any significant revenues from the use of our solution by our customers to sell digital music, and we may not ever recognize meaningful revenues from these sales.

    We have experienced limited success in marketing our solution for electronic distribution of music and few customers are currently using our solution to distribute music. As a result, we have not recognized nor do we anticipate recognizing any significant revenues from the use of our solution to sell music or any type of digital goods other than software for at least the next 12 months. In addition, we have incurred significant research and development costs as well as sales and marketing costs to develop and promote the use of our solution for the electronic distribution of music. Further, we may find that our continuing efforts to expand into the digital music market may be more expensive than we currently anticipate. Because we have been unable to penetrate this market, we have expended a great deal of time, effort and financial resources that could have been directed to more beneficial activities. In addition, our business may be adversely impacted if our efforts continue to be unsuccessful.

    Several factors create risk in our ability to be successful in this market, including:

  •
  Although EMI and Time Warner have made a public commitment to support our platform, if they fail to offer a sufficient amount and variety of digital recorded music available for distribution, our music solution may be unable to obtain sufficient market penetration to provide a return on our investment. To date, neither company has provided a sufficient amount or variety of content for distribution.

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

  •
  The emergence and popularity of peer-to-peer technology, such as Napster and Gnutella, have made the free distribution of music easily obtainable, which may hinder our ability to obtain sufficient market penetration. It is too early to predict what impact the lawsuits against Napster will have on the overall development of the market for the distribution of digital music.

  •
  We rely on our ability to integrate digital rights management systems, such as Microsoft, Convera Corporation and others, into our technology. Although we have successfully incorporated certain digital rights management systems into our solution, we rely on our ability to do so on a continuing basis. Additionally, we depend on the owners of these technologies to provide licenses to use their technology on commercially reasonable terms. Our current royalty agreement with Convera Corporation contains economic provisions that are unfavorable to us in light of current market pricing for our solution. While this agreement provides for an annual review of royalty terms, we may not be able to negotiate terms more favorable to us and our business will suffer.

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

  •
  Our early customers have been primarily startup organizations that have had limited financial resources. The current state of the capital markets and the outlook for sales of digital music may make it impossible for these organizations to raise sufficient capital to continue operations. If they are unable to raise additional capital, they may be unable to renew their contracts and our revenues would suffer.

Our intellectual property rights are difficult and costly to protect because our industry is characterized by the existence of a large number of patents and frequent litigation. This may place a significant burden on our management team and may make it difficult for us to operate our business successfully.

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We regard our patents, copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We have 11 patents issued or allowed, and an additional 19 applications pending with the United States Patent and Trademark Office and an additional 13 patent applications pending in foreign jurisdictions. Our proprietary technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. These legal protections afford only limited protection and may be time consuming and expensive to defend. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources away from our business operations. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we are not able to protect our intellectual property rights, our business may not succeed.

Factors outside our control may limit our expansion in international markets and may prevent us from developing international revenues.

    Although we sell our solution to customers outside the United States, we might not succeed in expanding our international presence. To date, we have relied on Sony Marketing of Japan to distribute our products in Japan, but effective April 1, 2001, we will sell and promote our products directly through our wholly owned subsidiary in Japan. Our success in Japan will be dependent on our ability to successfully transition support for existing customers from Sony Marketing to our internally managed activity and on our ability to attract and service new customers in that market.

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

Our executive officers and directors continue to have substantial ownership control over us, which provides them significant influence over the approval of actions submitted to shareholders.

    As of March 21, 2001, our executive officers, directors and entities affiliated with them and affiliates, in the aggregate, beneficially owned approximately 40% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly the election of directors and all other matters requiring approval by our stockholders.

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

    Substantial sales of our common stock could depress our stock price. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 17,316,667 shares outstanding as of March 21, 2001, we had 17,164,049 shares of common stock eligible for sale in the public market. The remaining shares of common stock outstanding will be eligible for sale upon the lapse of our repurchase options on various dates through July 2003.

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

    In addition, our business will be seriously harmed if publishers, distributors or resellers of digital goods are unwilling to sell their digital goods over the Internet. These factors are outside of our control. If commerce in digital goods does not achieve widespread market acceptance or grow significantly, we may be unable to generate sufficient revenue to sustain our business. To date, growth of the industry for distribution of digital goods has been slower to develop than we originally anticipated and several industry analysts, such as Forrester Research Inc. and International Data Corporation have reduced their growth projections for the industry.

Our market is subject to rapid technological changes. We may not be able to introduce new products and enhancements on a timely basis, impairing our ability to generate future revenue.

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

    The market for electronic distribution and licensing of digital goods is rapidly evolving and intensely competitive. We expect competition to intensify in the future. We currently compete directly with other providers of electronic commerce solutions for digital goods such as Cybersource, Digital River and InterTrust Technologies. More broadly, we compete with other providers of technology to secure digital content such as IBM, Liquid Audio, Microsoft, Real Networks, Macrovision and Xerox, as well as solutions developed in-house. In the future, operating system manufacturers may include digital rights management solutions in their operating systems.

    We believe that the principal competitive factors in our markets include:

  •
  software publisher, music label, distributor and reseller relationships;

  •
  system security, scalability and reliability;

  •
  breadth of products and services;

  •
  price; and

  •
  speed of deployment.

    Many of our current and potential competitors have longer operating histories, existing significant revenue streams, larger customer bases, greater brand recognition, larger market capitalization and much greater financial, marketing and other resources than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with competitors as the use of the Internet and other online services increases. Increased competition may result in reduced prices, and loss of market share may negatively impact our ability to obtain network transaction fees. In addition, adoption by publishers, distributors and resellers of competing systems may significantly limit the size of the potential market for our solution. We may not be able to compete successfully against current and future competitors, and any inability to do so would materially adversely affect our business.

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

    In March 1999, the United States District Court for the District of Connecticut dismissed a lawsuit filed by E-Data against several defendants, including Portland Software, alleging that they infringed E-Data's U.S. Patent No. 4,528,643 ("System for Reproducing Information in Material Objects at a Point of Sale Location"), issued in July 1985. Although the suit was dismissed, it may be reinstated depending upon the outcome of E-Data's appeal before the Federal Circuit of a New York district court's dismissal of a prior patent infringement suit on the same patent that was filed by E-Data against different defendants.

    In October 2000, Network Commerce, Inc. filed a civil action against us in the Federal District Court for the Western District of Washington in Seattle. The complaint alleges that we infringed U.S. Patent No. 6,073,124. Service was accomplished on February 28, 2001. In March 2001, the Company and Network Commerce, Inc signed a settlement agreement, mutual release and covenant not to sue. As a result, the Company obtained a perpetual license to use the technology. The cost of the license agreement, which is not material to our financial position, was accrued and capitalized as an intangible asset as of December 31, 2000. The cost of the license will be amortized over five years. In the future, we, or our licensees, could be found to infringe upon the patent rights of TAU Systems, E-Data, Network Commerce or other companies.

We have been, and may in the future be, subject to litigation that may adversely affect us.

    From time to time we have been, and may in the future be, subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of third-party intellectual property rights by us and our licensees. We were subject to litigation initiated by 20/20Software, Inc. in the United States Court for the District of Northern California. The 20/20 complaint alleged copyright infringement, unfair competition, interference with prospective economic advantage and misappropriation of trade secrets and confidential information of 20/20. In October 1999, we entered a settlement agreement with 20/20 regarding these claims and with no admission of liability. In December 1999, 20/20's counsel sent us a letter indicating that 20/20 continued to believe that we had misappropriated 20/20's technology and 20/20 therefore intended to assert additional claims. Our counsel responded that any such claims would be covered by the prior settlement agreement. We have not received any further communication. It remains unclear whether 20/20 will assert any future claims or, if so, on what basis such claims might be asserted. Claims like these, whether or not meritorious, could result in the expenditure of significant financial and managerial resources and could materially and adversely affect our business.

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

    The trading price of our common stock has been and is likely to continue to be highly volatile and has been subjected and most likely will continue to be subject to wide fluctuations as a result of numerous factors such as:

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

  •
  announcements by us of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  sales of common stock; and

  •
  other events or factors, many of which are beyond our control.

    In addition, the stock market in general, and the Nasdaq National Market and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and operating results.

Item 2. Properties

    We lease approximately 26,100 square feet of space in Sunnyvale, California to house our principal executive and administrative functions. This lease expires on August 31, 2003 but the landlord has exercised an option to terminate the lease as of June 30, 2001. In addition, we have executive and administrative offices located in Portland, Oregon, where we lease approximately 20,800 square feet. We also maintain small sales offices in the London and Tokyo metropolitan areas. We believe our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations. We are currently exploring various alternatives to relocate our Sunnyvale, California offices.

Item 3. Legal Proceedings

    In October 2000, Network Commerce, Inc. filed a civil action against us in the Federal District Court for the Western District of Washington in Seattle, case number C00-1790L. The complaint alleges that we infringed U.S. Patent No. 6,073,124. Service was accomplished on February 28, 2001. In March 2001, the Company and Network Commerce, Inc signed a settlement agreement, mutual release and covenant not to sue. As a result, the Company obtained a perpetual license to use the technology. The cost of the license agreement, which is not material to our financial position, was accrued and capitalized as an intangible asset as of December 31, 2000. The cost of the license will be amortized over five years.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our common stock trades on The Nasdaq National Market System under the symbol PRVW. The high and low sales prices for the period from December 8, 1999 (the date of our initial public offering) to December 31, 2000 were as follows:

1999	High	Low
Fourth Quarter	$94.00	$50.00
2000	High	Low
First Quarter	$71.81	$43.75
Second Quarter	47.00	10.50
Third Quarter	13.69	7.63
Fourth Quarter	9.25	3.00

    The approximate number of beneficial shareholders and shareholders of record at March 1, 2001 was 2,711 and 461, respectively.

    We have never paid cash dividends on our capital stock and we have no plans to pay dividends in the future. Any payment of future cash dividends and the amounts of the dividends will depend upon our earnings, financial requirements, and other factors deemed relevant by our board of directors. In addition, our bank loan arrangements restrict our ability to pay dividends.

    The following sales of unregistered securities occurred during the year ended December 31, 2000:

  •
  32,663 shares of the Company's common stock were issued upon the surrender of 8,497 shares in a net exercise of warrants. These issuances were deemed exempt from registration under the Securities Act in reliance upon Section 4(2) promulgated under the Securities Act.

    The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999. In that offering, the Company sold an aggregate of 4,370,000 shares of its common stock with net offering proceeds of $82.4 million. As of December 31, 2000, the Company had used approximately $22.5 million of those proceeds as follows:

Cash loss from operations	$17.9 million
Working capital	1.4 million
Purchases of property and equipment	2.7 million
Purchases of intangible assets	0.5 million

$22.5 million

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

The following selected consolidated financial data reflect our operations and those of Preview Software, and reflect the operations of Portland Software from August 5, 1998.

In Thousands (except per share data)	2000	1999	1998	1997	1996
Statement of Operations Data
Revenues:
Network transaction fees	$6,523	$2,328	$435	$262	$148
Services	1,245	1,155	175	—	—

Total revenues	7,768	3,483	610	262	148
Operating expenses:
Research and development	13,393	7,882	3,657	986	34
Sales and marketing	13,530	7,289	3,368	777	172
General and administrative	4,446	3,169	1,960	765	184
Stock based compensation	3,945	804	35	95	—
Acquisition related costs	2,706	2,076	2,957	—	—

Total operating expenses	38,020	21,220	11,977	2,623	390

Loss from operations	(30,252)	(17,737)	(11,367)	(2,361)	(242)
Other income (expense), net	5,750	683	91	(19)	—

Net loss	$(24,502)	$(17,054)	$(11,276)	$(2,380)	$(242)

Basic and diluted net loss per share	$(1.44)	$(4.65)	$(7.55)	$(6.45)	$(0.69)

Shares used in computing net loss per share	17,022	3,666	1,494	369	350

Balance Sheet Data
Cash and cash equivalents	$40,432	$71,437	$4,886	$2,489	$30
Short-term investments	38,033	17,914	—	—	—
Working capital (deficit)	78,268	88,173	3,021	2,291	(22)
Total assets	92,823	98,225	12,490	3,122	90
Deferred revenue	3,856	2,543	2,077	—	—
Long-term debt and capital lease obligations, less current portion	24	289	435	11	—
Stockholders' equity	84,670	92,541	8,006	2,713	—

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

    In accordance with Accounting Principles Board Opinion No. 16, we determined that the stockholders of Preview Software were our controlling stockholders. Accordingly, we accounted for our merger with Preview Software as a reorganization under common control with the underlying net assets of Preview Software recorded at historical cost. We accounted for the merger with Portland Software using the purchase method of accounting. Therefore, the accompanying consolidated financial statements reflect our operations and those of Preview Software for all periods presented and reflect the operations of Portland Software since August 5, 1998.

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

    We entered into a three-year agreement with Sony Marketing of Japan in September 1998 that gives Sony Marketing the exclusive right to use and sublicense our solution in Japan, including future upgrades, enhancements and new products. The agreement also provided for training and support through June 1999. We received non-creditable, upfront payments for the license, services and training to be performed by us. We recorded deferred revenue on these upfront fees and recognize the license portion as network transaction fees on a straight-line basis over the term of the agreement. We recognized the service revenue as work was performed. In addition, beginning April 1999, Sony Marketing has agreed to pay us network transaction fees based on a percentage of the revenue it receives from distributing our solution and providing related services. Sony Marketing committed to pay us annual minimum network transaction fees. If the network transaction fees paid by Sony Marketing during the annual period are less than the annual minimum network transactions fees, Sony Marketing must pay us any shortfall. In December 2000, we mutually agreed with Sony Marketing to terminate the contract effective March 31, 2001, one year earlier than originally scheduled. As part of the agreement, we will pay Sony $460 upon the effective date of the termination, an amount equal to the pro rata share of the unamortized upfront license fee as of the termination date of the contract. We have opened a wholly owned subsidiary in Japan to sell and support customers directly in this market effective April 1, 2001.

    In October 1999, we issued a warrant to purchase 265 shares of common stock to Virgin Holdings, Inc. at an exercise price per share equal to $9.00. These shares became exercisable as follows: 99 shares upon grant of the warrant; 33 shares became exercisable upon achievement of a performance milestone in the first quarter of 2000; and an additional 133 shares were cancelled as Virgin failed to achieve a final milestone in the fourth quarter of 2000. We recorded a non-cash charge, principally related to marketing activities, of $546 and $1,364 in the fourth quarter of 1999 and first quarter of 2000, respectively, for the fair value, as determined by the Black-Scholes valuation model, of the portion of the warrant that vested during the quarter.

Recent Developments

    The market for distribution of digital content is developing more slowly than we originally anticipated. Consequently, our revenue growth has not met internal projections. As a result, we have taken a variety of actions.

    In February 2001, we announced a reduction in our headcount of approximately 25%, eliminating 37 positions. We also introduced other expense control measures primarily in the area of marketing programs and we reduced our reliance on outside contractors.

    In addition, we announced that we are currently exploring various strategic alternatives and are currently in negotiations to sell all or parts of our business. We believe that such a sale could enhance both stockholder value as well as increase the benefits to our customers.

    No assurance can be given that we will be successful in completing any possible alternatives currently being explored. In addition, it is difficult to predict the impact of these announcements on our ability to close sales contracts with new customers, our ability to renew contracts with existing customers, or our ability to retain key employees.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue

    Total revenues were $7,768 for the year ended December 31, 2000 compared to $3,483 for the year ended December 31, 1999. One customer, Sony Marketing of Japan, accounted for 15% of total revenues in 2000. Two customers, Sony Marketing of Japan and Ingram Micro, accounted for 26% and 12%, respectively, of total revenues in 1999. As described above, we terminated our agreement with Sony Marketing of Japan effective March 31, 2001.

    Network transaction fees increased 180% to $6,523 in 2000 from $2,328 in 1999 and accounted for 84% of our total revenues in 2000 compared to 67% in 1999. Network transaction fees are primarily the recognition of minimum commitments, which are recognized ratably over the term of the contract or until the sales that underlie the commitments are exceeded. Network transaction fees for 2000 include $508 related to the amortization of the value of equity investments received as partial consideration for licensing arrangements with two licensees. The value of these investments is being amortized to revenue over the lives of the licensing arrangements. As of December 31, 2000, deferred revenue associated with these investments was $427.

    The increase in network transaction fees in 2000 over 1999 is primarily the result of the growth in our customer base and increased sales by our customers that are fulfilled by our solution. In 2000, we added 22 new customers as licensees of our technology. In addition, 16 direct licensees went live taking commercial transactions and another 40 content owners have added digital content to the network. Transaction fees earned in excess of minimum commitments accounted for approximately 6% of transaction fee revenues during 2000 and were immaterial in 1999.

    Future network transaction fee revenue growth is dependent on continuing to expand our customer base, the timely and successful deployment of our solution by new customers and their distribution channel partners, and the generation of transaction volume by customers above their minimum commitments using our solution. To date, transaction volumes have been slower to develop than originally anticipated and in most cases have not exceeded minimum commitment levels. As a result, we are unable to predict if and when customers may generate significant transaction fees above their minimum commitments. In addition, beginning in the second quarter of 2001, we will lose the ongoing revenue stream from Sony Marketing of Japan, our largest customer, due to our agreement to terminate their contract, and we will refund $460 of prepaid license fees, which were recorded as a current liability at December 31, 2000.

    Service revenues generally consist of consulting, training and integration fees. Service revenues increased 8% to $1,245 in 2000 from $1,155 in 1999. This modest growth was due to implementation delays dictated by some existing licensees, some customers choosing to implement our solution internally, and some customers who have subsequently chosen not to implement our solution due to an unsuccessful business model or lack of funding. Future service revenue levels are dependent on growth in our customer base and customer's deployment resource levels and schedules.

Operating Expenses

    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of hardware and software used in product development. Research and development costs are expensed to operations as incurred. Research and development expenses increased 70% to $13,393 in 2000 from $7,882 in 1999. The increase is primarily attributable to increases in salaries and related personnel expenses, consultant fees and facilities costs as we expanded our platform to support multiple digital goods. In addition, royalty fees increased due to the licensing of certain technology for the distribution of music also contributed to the increase. We believe that continuing investments in research and development are critical to developing our software and music solutions. However, due to our recent reduction in force and other cost reduction measures, we expect research and development expense to decrease in future periods.

    Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development and marketing. In addition, these costs include consultant fees, promotional materials and trade show exhibits and other marketing program expenses. Sales and marketing expenses increased 86% to $13,530 in 2000 from $7,289 in 1999. The increase is primarily attributable to increases in salaries and related personnel expenses, recruiting costs and facilities costs resulting from the expansion of our sales force to support our growing customer base, as well as the growth in our marketing efforts as we expanded our platform to address multiple digital goods. A significant portion of our recent cost reductions were in the areas of sales and marketing as we chose to reduce spending in this area reflecting the overall slower growth we expect in the market.

    General and administrative expenses consist primarily of salaries and related expenses for executive, legal, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses increased 40% to $4,446 in 2000 from $3,169 in 1999. The increase is primarily a result of increases in salaries and related costs, consultants and facilities costs. The increase was partially offset by a decrease in legal costs. Legal costs were higher in 1999 as a result of litigation related expenses. We expect general and administrative costs to decline in the near term due to our recent cost cutting measures.

    Stock based compensation of $3,945 in 2000 relates to the issuance of common stock warrants and options to non-employees or to employees at below the fair market value of the Company's common stock. Stock based compensation for 2000 includes $1,364 related to the vesting of a portion of a warrant issued to Virgin Holdings, Inc. based on achievement of pre-determined performance criteria related to market development activities. The final 133 shares of this warrant did not vest as scheduled in 2000, as pre-determined performance criteria were not met. The $804 of stock based compensation in 1999 primarily related to the warrant issued to Virgin Holdings, Inc. discussed above.

    Acquisition related costs, which totaled $2,706 in 2000 and $2,076 in 1999 include the amortization of patents and other intangibles. In addition, the 2000 amount includes $720, which represents expenses incurred in evaluating various strategic alternatives for the company.

Income Taxes

    We have incurred net losses since inception for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2000, we had approximately $53,000 of federal and state net operating loss carryforwards to offset against future taxable income. The federal net operating loss and tax credit carryforwards expire on various dates through 2020, if not used. The state net operating loss carryforwards expire on various dates through 2015, if not used. Utilization of net operating losses and credits is subject to a substantial annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    We are in a net deferred tax asset position, which has been fully reserved. We will continue to provide a valuation allowance for our net deferred tax assets until it becomes more likely than not, in our assessment, that our net deferred tax assets will be realized.

Interest Income

    Interest income increased to $6,014 in 2000 from $798 in 1999 as a result of higher average cash and investment balances, which resulted primarily from our initial public offering of common stock in December 1999. In addition, interest rates were higher in 2000 compared to 1999, however, they have declined in the first quarter of 2001. We expect interest income in the coming quarters to decline as cash and investment balances are used for operations.

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

Operating Expenses

    Research and development expenses were $7,882 in 1999 compared to $3,657 in 1998. Approximately $1,250 of the increase in research and development expenses resulted from inclusion of the operations of Portland Software for the full year in 1999. In addition, increased headcount accounted for approximately $2,100 of the increase. During 1999, we expanded our platform to support multiple digital goods and include full multi-lingual support for both Windows and Mac platforms. In addition, we expanded our service engineering capabilities to support integration into our customer environments.

    Sales and marketing expenses were $7,289 in 1999 compared to $3,368 in 1998. Approximately $900 of the increase was related to inclusion of the operations of Portland Software for the full year in 1999. Increased headcount during 1999 accounted for approximately $1,200 of the increase. In addition, advertising and other marketing program costs increased approximately $650 during 1999 compared to 1998.

    General and administrative expenses were $3,169 in 1999 compared to $1,960 in 1998. Approximately $325 of the increase related to inclusion of the operations of Portland Software for the full year of 1999. In addition, approximately $500 of the increase related to increased headcount during the year and approximately $275 related to increased legal costs in 1999 compared to 1998.

    Stock based compensation relates to the issuance of common stock warrants and options either below the fair market value of the Company's common stock or to non-employees. The $804 of stock based compensation in 1999 primarily relates to the warrant issued to Virgin Holdings, Inc. discussed above.

    Acquisition related costs consist of the amortization of patents and other intangibles and in-process research and development acquired in connection with the Portland Software merger. Acquisition related costs were $2,076 in 1999 compared to $2,957 in 1998. The $2,076 of costs in 1999 relate to the amortization of intangibles. Amortization of intangibles in 1998 was $866. The remainder of the 1998 acquisition related costs represent the write-off of in-process research and development as a result the Portland Software merger.

Other

    Inflation did not have a material impact on the results of operations in 2000, 1999 or 1998.

Seasonality and Quarterly Results of Operations

    Due to our limited operating history, we are unsure what effect, if any, the seasonal nature of our customers' business will have on our quarterly results of operations.

Liquidity and Capital Resources

    We completed our initial public offering of common stock in December 1999, raising $71,243, net of offering expenses. In January 2000, the underwriters of our initial public offering exercised their over-allotment option, resulting in the sale of an additional 570 shares of common stock for net proceeds of $11,118. Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, raising $39,699 in a series of offerings.

    On December 31, 2000, we had working capital of $78,268, including $40,432 of cash and cash equivalents and $38,033 of short-term investments. We used $19,276 for operations during the year ended December 31, 2000 compared to $14,534 in 1999. We also used $20,755 for the net purchase of short and long-term investments during 2000. Long-term investments include $1,000 related to highly liquid investments with maturities beyond 12 months, but less than 24 months from December 31, 2000. Another $935 of the long-term investments relate to equity investments in licensees, as more fully described in Note 1 to the financial statements.

    We have a $5,000 line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments, and intellectual property. The line of credit will be used for short-term working capital requirements and will allow us to issue letters of credit or enter into foreign exchange contracts as necessary to hedge any possible future foreign currency exposures. At December 31, 2000, we did not have any amounts outstanding under this line of credit.

    Current and long-term accounts receivable were $4,741 and $300, respectively, at December 31, 2000 compared to current accounts receivable of $2,229 at December 31, 1999. The increase was primarily attributable to the execution of new licensing agreements with customers. Days sales outstanding at December 31, 2000 was 234 compared to 167 at December 31, 1999. This increase is primarily due to our revenue recognition policy, which requires us to record the full amount of a new contract as accounts receivable while we amortize revenue over the contract period. In addition, we generally book the full value of multi-year agreements as accounts receivable and deferred revenue, resulting in a large portion of our accounts receivable balance which are not contractually due to be paid as of the balance sheet date. These amounts are fully offset by deferred revenue. Excluding the amounts not contractually due results in days sales outstanding of 100 and 126 days as of December 31, 2000 and 1999, respectively. During 2000, several customers became delinquent in their obligations to us and, in some instances, we have initiated the collection procedures provided for in our agreements. In addition, we ceased recognizing any remaining deferred revenue associated with these accounts until collectibility becomes probable. At December 31, 2000, we believe that our allowance for doubtful accounts is adequate.

    Deferred revenue increased $1,313, or 52%, to $3,856 at December 31, 2000 from $2,543 at December 31, 1999. The increase is primarily attributable to the execution of new licensing agreements with customers. However, $460 of deferred revenue was reclassified to accrued liabilities in December 2000 due to the termination of the Sony Marketing license agreement. Deferred revenue represents unamortized revenue, which in accordance with our revenue recognition policy, is amortized over the contract period. Current deferred revenue at December 31, 2000 was $2,993 compared to $1,916 at December 31, 1999.

    We believe that cash on hand will be sufficient to meet our working capital needs through at least the next 12 months. Thereafter, we may require additional funds to support our working capital needs or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. Additional financing may not be available at all or, if available, may not be obtainable on terms favorable to us. In addition, any financing may be dilutive to our stockholders. If we raise additional funds through the issuance of debt securities, holders of these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations.

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

Item 8. Financial Statements and Supplementary Financial Data

    The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2000 appears as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999
Revenues:
Network transaction fees	$295	$447	$740	$846
Services	168	311	303	373

Total revenues	463	758	1,043	1 219
Operating expenses	4,069	4,591	5,373	7,187

Loss from operations	(3,606)	(3,833)	(4,330)	(5,968)
Other income (expense), net	28	(25)	246	434

Net loss	$(3,578)	$(3,858)	$(4,084)	$(5,534)

Basic and diluted net loss per share	$(1.33)	$(1.42)	$(1.32)	$(0.94)

2000
Revenues:
Network transaction fees	$1,235	$2,055	$1,652	$1,581
Services	434	350	190	271

Total revenues	1,669	2,405	1,842	1,852
Operating expenses	10,140	9,275	8,631	9,974

Loss from operations	(8,471)	(6,870)	(6,789)	(8,122)
Other income, net	1,424	1,603	1,399	1,324

Net loss	$(7,047)	$(5,267)	$(5,390)	$(6,798)

Basic and diluted net loss per share	$(0.42)	$(0.31)	$(0.31)	$(0.40)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

    The Company's directors and their ages as of March 21, 2001 are as follows:

Name	Age
Bruce R. Bourbon(2)	59
Gerard H. Langeler(2)	50
Donald L. Lucas(1)	71
Vincent Pluvinage	42
R. Douglas Rivers(1)	44
Jo Ann Heidi Roizen(1)(2)	43

(1)
Member of the Audit Committee

(2)
Member of the Compensation Committee

    Set forth below is certain biographical information for each director of the Company. There are no family relationships between any of the Board members or executive officers of the Company.

    Bruce R. Bourbon has served as a director of Preview Systems since the merger of Preview Software and Portland Software in August 1998 and, prior to that, served as a director of Preview Software beginning in 1997. Mr. Bourbon is currently a Managing General Partner of Telos Venture Partners, a venture capital investment fund, where he has been a general partner since December 1995. From 1994 to 1995, Mr. Bourbon was an independent management consultant. From 1990 to 1994, he was President and Chief Executive Officer of Vertex Semiconductor, a high-end ASIC gate arrays company. From 1991 to 1994, Mr. Bourbon was Vice President of Marketing for Toshiba America, an electronic component provider. From 1987 to 1990, Mr. Bourbon served as Vice President of Marketing at Cadence Design Systems, a software company. He currently serves as a director for CareThere, Inc., Citadon, Inc., Extricity Software, Inc., Integrated Memory Logic, Intensys Corporation, iReady Corporation and nQuire Software, Inc., all privately held companies. He holds a B.S. degree in Electrical Engineering from California State Polytechnic University and an M.S. degree in Electrical Engineering from University of California, Los Angeles.

    Gerard H. Langeler has served as Chairman of the Board of Directors of Preview Systems since the merger of Preview Software and Portland Software in August 1998 and, prior to that, served as a director of Portland Software beginning in 1996. Since 1992, he has been a General Partner with Olympic Venture Partners, a venture capital investment firm. Prior to joining Olympic Venture Partners, he was a co-founder of Mentor Graphics Corporation, a software company, where he served in a number of roles from 1981 to 1992, including President and Chief Operating Officer. He currently serves as a director for 800.com, Captivate Networks, Webridge, and Djangos, all privately-held companies, as well as Vascular Solutions, a public company. Mr. Langeler holds an A.B. degree in Chemistry from Cornell University and an M.B.A. degree from Harvard Business School.

    Donald L. Lucas has served as a director of Preview Systems since the merger of Preview Software and Portland Software in August 1998 and, prior to that, served as a director of Preview Software beginning in 1997. Since 1967, Mr. Lucas has been involved in venture capital activities as a private individual. Mr. Lucas currently serves as a director for Cadence Design Systems, Inc., Macromedia, Inc., Oracle Corporation, Transcend Services, Inc. and Tricord Systems, Inc., all publicly-held companies. Mr. Lucas also serves as a director for several privately held companies. He holds a B.A. degree in Economics and an M.B.A. degree from Stanford University.

    Vincent Pluvinage, President, Chief Executive Officer and Director, joined Preview Software in June 1997 and has been with Preview Systems since the merger of Preview Software and Portland Software in August 1998. Prior to joining Preview Software, Dr. Pluvinage led the research and development, international operations, business development and strategic marketing efforts for ReSound Corporation, a developer of advanced hearing technologies, where he held a variety of senior management positions from March 1987 to May 1997. From June 1985 to March 1987, Dr. Pluvinage was a member of the technical staff at AT&T Bell Labs, a developer of advanced communication products, and participated in the spin-off of technologies from AT&T Bell Labs to ReSound. Dr. Pluvinage completed the Advanced Executive Management program at Stanford University and holds a Ph.D. degree in Bioengineering from the University of Michigan and an M.S. degree, summa cum laude, in Applied Physics Engineering from the Universite Catholique de Louvain in Belgium.

    R. Douglas Rivers has served as a director of Preview Systems since the merger of Preview Software and Portland Software in August 1998 and, prior to that, served as Chairman of Preview Software beginning in 1996. Dr. Rivers is co-founder and Chief Executive Officer of Knowledge Networks, a provider of Internet-based market research services. Dr. Rivers was a co-founder and Partner at Pacific Economics Group, an economic consulting firm, from 1997 to 1998, and a Senior Economist at Arthur Andersen LLP, an accounting firm, from 1992 to 1997. Since 1989, Dr. Rivers has been a Professor of Political Science at Stanford University and, since 1994, a Senior Fellow at the Hoover Institution. From 1987 to 1989, Dr. Rivers was an Associate Professor of Political Science at University of California, Los Angeles. From 1983 to 1987, Dr. Rivers was an Assistant Professor of Political Science at the California Institute of Technology. From 1980 to 1983, Dr. Rivers was an Assistant Professor of Government at Harvard University. Dr. Rivers holds a Ph.D. degree in Political Science and Economics from Harvard University and a B.A. degree in Political Science from Columbia University.

    Jo Ann Heidi Roizen has served as a director of Preview Systems since the merger of Preview Software and Portland Software in August 1998 and, prior to that, served as a director of Preview Software beginning in 1997. Ms. Roizen is Managing Director of SOFTBANK Technology Ventures, a venture fund focused on early stage Internet companies. Prior to joining SOFTBANK in April 1999, Ms. Roizen was a consultant to numerous technology companies, including Mircrosoft, Intel and Compaq. From 1996 to 1997, she was Vice President of Worldwide Developer Relations for Apple Computer, a computer manufacturer. From 1983 to 1996, she was CEO of T/Maker Company, a software developer and publisher. Ms. Roizen serves as a director for Great Plains and iPrint.com, both public companies. She also serves as a director for several privately held companies, is an advisory board member of Time Domain Corporation and Garage.com, and is a member of the Stanford Board of Trustees Nominating Committee. Ms. Roizen is a past president of the Software Publishers' Association and has served as a Public Governor of the Pacific Exchange. Ms. Roizen holds a B.A. degree in English and an M.B.A. degree from Stanford University.

Executive Officers of the Company

    The Company's executive officers, their ages and the positions they held as of March 21, 2001 are as follows:

Name	Age	Position
Vincent Pluvinage	42	President, Chief Executive Officer and Director
Murali Dharan	39	Executive Vice President
Jeffrey E. Brown	32	Vice President, Professional Services
Michael W. Davison	43	Vice President, Operations and Planning
Luke H. Hohmann	36	Vice President, Engineering
Lillian Maremont	65	Vice President, Human Resources
David C. Martin	35	Vice President, North American Sales
Patrick G. Reutens	42	Vice President, Strategic Licensing and Intellectual Property
Roger Rowe	39	Vice President and Chief Financial Officer
Edward J. Wholihan	41	Vice President, Business Development

    For information on the business background of Mr. Pluvinage see "Directors of the Company" above.

    Murali Dharan, Executive Vice President, joined Preview Systems in March 2000. Prior to joining the Company, Mr. Dharan was Vice President and General Manager for the Broadband Internet Solutions Division at Silicon Graphics, Inc., a computer systems manufacturer, from July 1999 to October 1999. Mr. Dharan also held the position of Vice President of Marketing for the Workstation Division at Silicon Graphics from March 1998 to July 1999. Prior to this, Mr. Dharan was Vice President and General Manager for the Network Attached Storage Business Unit at Quantum Corporation, a computer hardware and storage company, from August 1997 to March 1998. Prior to this, Mr. Dharan managed the Consumer and Commercial Desktop PC Business Unit at NEC Computer Systems Division, a computer hardware company, from August 1994 to August 1997, as well as serving as Vice President of Enterprise Marketing. Mr. Dharan holds a M.S. degree in Computer Science from Indiana University and a M.B.A. degree from Stanford University.

    Jeffrey E. Brown, Vice President, Professional Services, joined Preview Systems in July 1999. Prior to joining the Company, Mr. Brown was with Andersen Consulting, a business consulting firm, from November 1991 to July 1999, most recently serving as a Senior Manager. From 1996 through 1999, Mr. Brown managed an Andersen Consulting Internet solution center, where he was responsible for delivering large-scale e-commerce solutions for companies. Mr. Brown holds a B.S. degree in Mathematics from the University of Washington.

    Michael W. Davison, Vice President, Operations and Planning joined Preview Software in March 1998 and has been with Preview Systems since the merger of Preview Software and Portland Software in August 1998. Prior to joining Preview Software, Mr. Davison was the Director of Strategic Marketing at Claris Corporation, a software company, from 1992 to 1998, where he was responsible for development and implementation of Claris' online marketing and electronic commerce strategies. From 1990 to 1992, he served as Imaging Market Manager for Informix Software, a relational database supplier. Mr. Davison has also held business development and marketing management positions at several start-up companies in the technology industry. Mr. Davison was chairman of the Software Publishers' Association's, Electronic Software Distribution Committee and a member of the SPA Internet Section Board. Mr. Davison holds a B.A. degree in History from the University of California at Berkeley, and an M.B.A. degree from Santa Clara University.

    Luke H. Hohmann, Vice President, Engineering joined Preview Systems in December 2000. Prior to joining the Company, Mr. Hohmann was Vice President, Engineering & Product Development at Aurigin Systems, Inc., a software company, from 1996 to 2000, where he was primarily responsible for technical product strategy and development. From 1994 to 1996, he served as Education Technical Director at ObjectSpace, Inc., a consulting company. Mr. Hohmann holds a B.S.E. degree in Computer Engineering and an M.S.E degree in Computer Science & Engineering from the University of Michigan.

    Lillian Maremont, Vice President, Human Resources joined Preview Systems in September 2000. From 1997 through 2000, she consulted for several clients, ranging in size from start-ups to Fortune 500 companies and spanning industries from pharmaceuticals to high technology. Prior to working as a consultant, Ms. Maremont spent nine years as Vice President of Human Resources for Visa International where she led the development of Visa's worldwide human resources organization. Previously, she served as a Director of Human Resources at Bank of America, initially managing the human resource activities for the Electronic Banking Group and later leading all management and executive development. Ms. Maremont earned a B.S. degree and has completed graduate work at the University of California, Berkeley.

    David C. Martin, Vice President, North American Sales joined Preview Systems in March 1999, as the Director of North American Sales. Prior to joining the Company, Mr. Martin was a Sales Manager at Tivoli Systems and Sybase, Inc., both software companies, from June 1997 to March 1999 and from June 1995 to June 1997, respectively, where he was responsible for managing the western area sales teams. Mr. Martin holds a B.S. degree in Computer Science from California Polytechnic State University.

    Patrick G. Reutens, Vice President, Strategic Licensing and Intellectual Property, joined the Company in October 1999. From November 1998 to October 1999, Dr. Reutens was responsible for licensing microprocessor instruction set architectures and cores at MIPS Technologies. From 1991 to 1998, Dr. Reutens was a Technology Lawyer at two Silicon Valley law firms, Wilson, Sonsini, Goodrich & Rosati and Venture Law Group. Dr. Reutens holds a B.Sc. degree in Physics from the University of Western Australia, a Ph.D. in Physics from the University of Chicago and a J.D. from Yale Law School. Mr. Reutens is a member of the California Bar and the U.S. Patent Bar.

    Roger Rowe, Vice President and Chief Financial Officer, joined Preview Systems in October 1999 as Vice President and Corporate Controller. Mr. Rowe was promoted to Chief Financial Officer in March 2001. From June 1998 to October 1999, Mr. Rowe held several positions at North Pacific Group, a wholesale trading and distribution company, with his most recent position being Vice President. Prior to this, Mr. Rowe spent 10 years in a variety of management capacities with Mentor Graphics Corporation, a software company. Mr. Rowe is a Certified Public Accountant and holds a B.S. degree in Finance and Accounting from the University of Idaho.

    Edward J. Wholihan, Vice President, Business Development, joined Portland Software in August 1996 and has been with Preview Systems since the merger of Preview Software and Portland Software in August 1998. Prior to joining Portland Software, he was employed by McKinsey and Company, a management consulting firm, from 1989 to 1996, where he most recently served as Senior Engagement Manager, developing and implementing marketing, operational, and financial strategies. Mr. Wholihan holds a B.A. degree in Economics from Yale University and an M.B.A. degree from Stanford University.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than ten percent of the outstanding shares of the Company's common stock (collectively, the "Reporting Persons"), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of common stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by regulations of the SEC to furnish the Company copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or otherwise in its files and on written representations from certain Reporting Persons, all Directors, officers and greater than ten percent beneficial owners met all applicable filing requirements during the last fiscal year, except that Mr. Halaby, a former officer of the Company, and Mr. Hohmann, an officer of the Company, each filed one late Form 3, Initial Statement of Beneficial Ownership.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

    The following table sets forth all compensation awarded to, earned by, or paid to our chief executive officer and each of our other four most highly compensated executive officers, each of whose total cash compensation exceeded $100,000 during fiscal year 2000.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Securities Underlying Options (#)	All Other Compen- sation(1)
Vincent Pluvinage President and Chief Executive	2000 1999 1998	$204,000 178,333 162,056	$	— 49,680 20,000	— 250,000 150,000	$712 688 229
Michael J. Pinkman Former Vice President, Worldwide Sales(2)	2000 1999	150,000 33,558		83,125 28,438	— 150,000	678 109
Murali Dharan Executive Vice President(3)	2000	162,949		50,000	340,000	578
G. Bradford Solso Former Chief Operating Officer and Chief Financial Officer(4)	2000 1999	186,641 78,256		— 19,563	100,000 150,000	695 280
Patrick G. Reutens Vice President, Strategic Licensing And Intellectual Property(5)	2000 1999	160,000 29,128		48,000 32,282	— 140,000	631 112

(1)
Amounts listed under "All Other Compensation" represent term life insurance premiums paid on behalf of the executive officers.

(2)
1999 salary reflects amounts earned from the time Mr. Pinkman joined the Company on October 12, 1999 through December 31, 1999. Mr. Pinkman's employment was terminated without cause in connection with the Company's reduction in force on February 9, 2001. Mr. Pinkman's bonus amount includes sales commissions.

(3)
2000 salary reflects amounts earned from the time Mr. Dharan joined the Company on March 8, 2000 through December 31, 2000.

(4)
1999 salary reflects amounts earned from the time Mr. Solso joined the Company on July 6, 1999 through December 31, 1999. Mr. Solso resigned from the Company effective March 20, 2001.

(5)
1999 salary reflects amounts earned from the time Dr. Reutens joined the Company on October 26, 1999 through December 31, 1999.

Stock Options

    The following table contains information concerning the grant of stock options under the Company's stock option plans to the named executive officers in 2000.

Option Grants in Last Fiscal Year

Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Individual Grants
% of Total Options Granted to Employees in Fiscal Year
Name	Number of Securities Underlying Options Granted		Exercise Price ($/Sh.)	Expiration Date	5% ($)	10% ($)
Vincent Pluvinage	—	—	—	—	—	—
Michael J. Pinkman	—	—	—	—	—	—
Murali Dharan(2)	225,000 65,000 50,000	9.81 2.83 2.18%	$31.500 0.100 12.563	04/10/10 04/10/10 06/20/10	$3,907,539 3,169,845 346,317	$9,624,454 4,821,398 852,995
G. Bradford Solso(3)	100,000	4.36	12.563	06/20/10	692,634	1,705,990
Patrick G. Reutens	—	—	—	—	—	—

(1)
These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the ten-year term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's common stock and overall stock market conditions. There can be no assurance that amounts reflected in this table will be achieved.

(2)
Mr. Dharan's options vest as follows:

•
 As to the 225,000 options, vesting is at the rate of 1/48th, or 2.08%, per month beginning on March 8, 2001.

•
 As to the 65,000 options, 20,000 options vested on 4/7/2000 and 15,000 options will vest annually on March 8th in 2001, 2002 and 2003.

•
 As to the 50,000 options, vesting is at the rate of 1/48th, or 2.08%, per month beginning on June 21, 2000.

(3)
Mr. Solso's 100,000 options vest at the rate of 1/48th, or 2.08%, per month beginning on November 1, 2000.

Option Exercises and Holdings

    The following table provides information concerning the exercise of options during 2000 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End (#) Exercisable/ Unexercisable		Value of Unexercised In-The-Money Options At FY-End ($)(1) Exercisable/ Unexercisable
Vincent Pluvinage	—	—	133,333	266,667	$108,984	$59,766
Michael J. Pinkman	—	—	43,750	106,250	—	—
Murali Dharan	—	—	20,000	320,000	60,500	136,125
G. Bradford Solso	—	—	31,253	218,747	—	—
Patrick G. Reutens	—	—	40,833	99,167	—	—

(1)
Market value of the underlying securities at December 31, 2000, $3.125 per share, minus exercise price of the unexercised options.

Director Compensation

    None of the Company's directors are paid any fee or other compensation for acting as a director, although directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. Directors who are also employees of the Company are eligible to participate in our 1998 Stock Option Plan, our 1999 Executive Stock Option Plan and our 1999 Employee Stock Purchase Plan. Directors who are not employees of the Company are eligible to participate in our 1999 Directors' Stock Option Plan (the "Directors' Plan").

    The Directors' Plan provides that each person who becomes a non-employee director of the Company after the completion of its initial public offering will be granted a nonstatutory stock option to purchase 20,000 shares of common stock on the date on which the individual first becomes a member of the Board of Directors of the Company. Thereafter, on the date of each annual meeting of the Company's stockholders at which such director is elected, each such non-employee director shall be granted an additional option to purchase 10,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months. Each of the nominees for director will have served for more than six months at the time of the Annual Meeting, and so will receive options to purchase 10,000 shares of the Company's common stock under the Directors' Plan if they are reelected to the Board at the Annual Meeting. All stock options granted under the Directors' Plan shall have an exercise price equal to the fair market value of the Company's common stock on the date of grant and shall be exercisable in full immediately upon grant.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    We have entered into arrangements with certain of the officers listed in the Summary Compensation Table, which provide them with certain benefits in the event of a change of control and/or termination of the respective officer's employment. A change of control is generally defined as the acquisition of a majority of our stock or sale of substantially all of our assets.

    Under our arrangement with Dr. Pluvinage, Mr. Dharan and Dr. Reutens, in the event of a change of control, 50% of their unvested options under our stock option plans shall become fully vested if, within 90 days of the change of control, they are terminated without cause or experience a material reduction in their responsibilities. At December 31, 2000, this change of control applies to options to purchase 266,667, 313,750 and 99,167 shares of our common stock, respectively.

    Under our arrangement with Dr. Pluvinage, in the event of a change of control, 50% of the unvested options granted to Dr. Pluvinage under the Preview Software 1997 plan will immediately vest at the time of the change of control. In addition, if the acquiring company fails to assume or does not provide Dr. Pluvinage with options of equivalent value, the remaining 50% of the unvested options will also immediately vest. This change in control applies to 250,000 shares of our common stock. Moreover, in the event that Dr. Pluvinage is terminated for any reason other than for cause or his own willful termination, 50% of his unvested options under the Preview Software 1997 plan will immediately vest and he will receive a cash amount equal to one year's base salary.

    Under our arrangement with Mr. Dharan, in the event that his employment is involuntarily terminated without cause prior to his one year anniversary with the Company, or if he resigns within 30 days of a material reduction in his duties, authority and responsibilities with the Company, he will be entitled to a severance benefit equal to the continuation of his base salary for a period of one year.

    Under our arrangement with Dr. Reutens, if he continues his employment with the Company through June 30, 2001 or is terminated prior to that time without cause, he will receive a lump sum payment equal to three months salary plus 25% of his annual bonus. In the event he is terminated without cause, and other than on account of his commencement of employment with an acquiring company, he will receive a second lump sum payment of equal value and the Company will vest 50% of his unvested options as of his termination date.

    On March 20, 2001, G. Bradford Solso, Chief Operating Officer and Chief Financial Officer resigned. The terms of his severance arrangement are currently being negotiated.

    Due to recent business developments and its announcement to sell all or parts of the business, the Company is currently creating a retention program for certain of its officers, including Dr. Pluvinage and Mr. Dharan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth, as of March 21, 2001, certain information furnished to the Company with respect to ownership of the Company's common stock of (i) each Director, (ii) the "named executive officers" (as defined under "Executive Compensation"), (iii) all persons known by the

Company to be beneficial owners of more than 5 percent of its common stock, and (iv) all current executive officers and Directors as a group.

	Common Stock
Stockholder(1)	Number of Shares(2)	Percent of Shares Outstanding(3)
J P Morgan & Co., Inc.(4) 60 Wall Street New York, NY 10260	1,678,084	9.52%
SOFTBANK Technology Ventures(5) 333 W. San Carlos St., Suite 1225 San Jose, CA 95110	1,190,476	6.87%
Intrinsic Value Asset Management, Inc.(6) 29229 Heathercliff Rd., Suite #5 Malibu, CA 90265	1,120,600	6.47%
Jo Ann Heidi Roizen(5)	1,250,059	7.19%
Bruce R. Bourbon(7)	743,261	4.29%
R. Douglas Rivers(8)	652,418	3.76%
Gerard H. Langeler(9)	621,876	3.59%
Vincent Pluvinage(10)	560,695	3.21%
G. Bradford Solso	202,891	1.17%
Donald L. Lucas(11)	177,881	1.03%
Murali Dharan	112,827	*
Michael J. Pinkman	95,667	*
Patrick G. Reutens	55,263	*
All current executive officers and directors as a group (15 persons)	4,438,683	24.70%

*
Less than one percent

(1)
Except as otherwise noted, the address of each person listed in the table is c/o Preview Systems, Inc., 1195 W. Fremont Blvd., Sunnyvale, California 94087, and the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(2)
Includes options or warrants currently exercisable or exercisable within 60 days after March 21, 2001 for shares of the Company's common stock as follows:

Name	Shares Subject to Options
Jo Ann Heidi Roizen	59,583
Bruce Bourbon	20,000
R. Douglas Rivers	20,000
Gerard H. Langeler	20,000
Donald L. Lucas	20,000
Vincent Pluvinage	159,374
G. Bradford Solso	50,001
Murali Dharan	111,042
Patrick G. Reutens	52,500
Michael J. Pinkman	92,708
Shares Subject to Warrants
R. Douglas Rivers	3,750
All current executive officers and directors as a group (options and warrants)	656,043

(3)
Applicable percentage of ownership is based on 17,316,667 shares of common stock outstanding as of March 21, 2001 together with applicable options and warrants for such stockholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 21, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(4)
The following information is obtained solely from a Form 13G filing prepared by J. P. Morgan & Co. Incorporated ("J. P. Morgan"). J.P. Morgan is the parent holding company of Morgan Guaranty Trust Company of New York, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, and J. P. Morgan Investment Management, Inc. and J. P. Morgan Florida Federal Savings Bank, the latter two of which are investment advisers registered under Section 203 of the Investment Advisers Act of 1940.

(5)
Ms. Roizen is a Managing Director of SOFTBANK Technology Ventures, and as such, Ms. Roizen's holdings include 1,190,476 shares held by SOFTBANK Technology Ventures. She disclaims beneficial ownership of these shares except to the extent of her pecuniary interest in them.

(6)
The information is obtained solely from a Form 13G filing prepared by Intrinsic Value Asset Management, Inc.

(7)
Mr. Bourbon is a Managing Member of Telos Management LLC, the General Partner of Telos Venture Partners, LP, and as such, Mr. Bourbon's holdings include 723,261 shares held by Telos Venture Partners, LP. He disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.

(8)
Includes 8,375 shares over which Dr. Rivers has voting power because of his capacity as co-trustee of three trusts containing shares of our common stock, of which he disclaims beneficial ownership.

(9)
Includes:

•
579,847 shares held directly by Olympic Venture Partners III, LP; and

•
22,029 shares held directly by OVP III Entrepreneurs Fund.

  Mr. Langeler is a General Partner of OVMC III, the General Partner of Olympic Venture Partners III, LP and OVP III Entrepreneurs Fund. He disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.

(10)
Includes 1,800 shares held by his children's trusts. Mr. Pluvinage is the trustee for theses trusts and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.

(11)
Includes:

•
57,601 shares held by the Donald L. Lucas Profit Sharing Trust dated 1/1/84; and

•
100,280 shares held directly by the Donald L. Lucas & Lydia S. Lucas Trust dated 12/3/84.

  Mr. Lucas is the trustee for the Donald L. Lucas Profit Sharing Trust dated 1/1/84 and the Donald L. Lucas & Lydia S. Lucas Trust dated 12/3/84. He disclaims beneficial ownership of these shares except to the extent of his pecuniary interest in them.

Item 13. Certain Relationships and Related Transactions

    On October 11, 2000, the Company entered into an agreement to lend $175,000 to the Chief Executive Officer. The agreement was later modified on March 13, 2001. The modified note receivable is full recourse, unsecured and bears interest at 11% per annum through March 12, 2001 and 6.25% per annum from March 13, 2001 to maturity. The principal and unpaid interest are due in full on August 15, 2002, however, the note may be prepaid at any time without penalty.

    On February 9, 2001, the Company terminated the employment of Mr. Pinkman, Vice President, Worldwide Sales, without cause, in connection with the Company's reduction in force. He was paid six months salary pursuant to his employment agreement. Additionally, the Company vested 50% of his unvested options, which covered 51,562 shares of our common stock, as of his termination date.

    On March 13, 2001, the Company entered into an agreement to lend $225,000 to the Chief Executive Officer. The note receivable is full recourse, unsecured and bears interest at 6.25% per annum. The principal and unpaid interest are due in full on August 15, 2002, however, the note may be prepaid at any time without penalty. In addition, the Company modified the terms of several previous notes with the Chief Executive Officer. Specifically, the maturity date on four notes aggregating $937,000 was extended from maturity dates ranging between May 2001 and July 2002 to December 15, 2002.

    On March 20, 2001, G. Bradford Solso, Chief Operating Officer and Chief Financial Officer resigned. The terms of his severance arrangement are currently being negotiated.

    Due to recent business developments and its announcement to sell all or parts of the business, the Company is currently creating a retention program for its officers. Generally, if the officers continue their employment with the Company through a certain date, or are terminated prior to that time without cause, they will receive a lump sum payment equal to three months salary plus 25% of their annual bonus. In the event they are terminated without cause, and other than on account of their commencement of employment with an acquiring company, they will receive a second lump sum payment of equal value and the Company will vest 50% of their unvested options as of their termination date.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

    There are no schedules required to be filed with this Form 10-K.

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
3.1	Sixth Amended and Restated Certificate of Incorporation, as currently in effect.(1)
3.2	Form of Amended and Restated Bylaws, as currently in effect.(1)

4	Form of stock certificate.(1)
10.1	Form of indemnification agreement.(1)
10.2	Portland Software Amended and Restated 1994 Stock Option Plan, including form of stock option agreement.(1)
10.3	Preview Software 1997 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.4	Preview Software New 1997 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.5	Preview Systems 1998 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.6	Preview Systems 1999 Directors' Stock Option Plan, including form of stock option agreement.(1)
10.7	Preview Systems 1999 Employee Stock Purchase Plan, including form of subscription agreement.(1)
10.8	Preview Systems 1999 Executive Stock Option Plan, including form of stock option agreement.(1)
10.9	Third Amended and Restated Rights Agreement between Preview Systems and certain holders of our securities dated December 3, 1999.(1)
10.10	Common stock Purchase Agreement between Preview Systems and Vincent Pluvinage dated July 5, 1999.(1)
10.11	Common stock Purchase Agreement between Preview Systems and Brad Solso dated July 6, 1999.(1)
10.12	One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated July 3, 1996.(1)
10.13	One Thousand Broadway Building First Lease Amendment between Portland Software and One Thousand Broadway Building Limited Partnership dated August 14, 1996.(1)
10.14	First Amendment to One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated November 26, 1996.(1)
10.15	Second Amendment to One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated November 9, 1997.(1)
10.16	Third Amendment to One Thousand Broadway Building Lease Agreement between Preview Systems, Inc. and One Thousand Broadway Building Limited Partnership effective October 1, 2000.
10.17	Sub-Sublease Agreement between Interwoven, Inc. and Preview Systems, Inc. dated as of December 1999.(4)
10.18	ZipLock ESD System License Agreement between Preview Systems and Ingram Micro Inc. dated June 30, 1999.(1)(2)
10.19	License Agreement between Preview Systems and Sony Marketing of Japan dated as of September 29, 1998.(1)(2)
10.20	License Termination Agreement between Preview Systems and Sony Marketing of Japan dated as of December 15, 2000.
10.21	Agreement and Plan of Reorganization by and among Preview Systems, Preview Software, Portland Software, Preview Acquisition Corp. and Portland Acquisition Corp. dated as of May 28, 1998.(1)
10.22	Loan and Security Agreement dated August 4, 2000 between Preview Systems, Inc. and Silicon Valley Bank.(3)
10.23	Loan Agreement dated October 11, 2000 between Preview Systems, Inc. and Vincent Pluvinage.

10.24	Patrick Reuten's Retention, Severance and Accelerated Vesting Agreement dated March 23, 2001.
10.25	Mike Pinkman's Termination Letter dated February 6, 2001.
21	Subsidiaries of Preview Systems, Inc.
23	Consent of Arthur Andersen LLP

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1, as amended, registration statement number 333-87181, as filed with the Securities and Exchange Commission on December 7, 1999.

(2)
Confidential treatment requested as to certain portions of this exhibit.

(3)
Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 2000, as filed with the Securities and Exchange Commission on August 14, 2000.

(4)
Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: March 28, 2001	PREVIEW SYSTEMS, INC.
	By	/s/ DR. VINCENT PLUVINAGE Dr. Vincent Pluvinage President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001:

Signature	Title

/s/ DR. VINCENT PLUVINAGE Dr. Vincent Pluvinage	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ ROGER ROWE Roger Rowe	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ GERARD H. LANGELER Gerard H. Langeler	Chairman of the Board of Directors
/s/ BRUCE R. BOURBON Bruce R. Bourbon	Director
/s/ DONALD L. LUCAS Donald L. Lucas	Director
/s/ DR. R. DOUGLAS RIVERS Dr. R. Douglas Rivers	Director
/s/ JO ANN HEIDI ROIZEN Jo Ann Heidi Roizen	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Preview Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of Preview Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preview Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Portland, Oregon January 19, 2001 (except with respect to the matter discussed in Note 15, as to which the date is March 23, 2001)	ARTHUR ANDERSEN LLP

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$40,432	$71,437
Short-term investments	38,033	17,914
Accounts receivable, net of allowance for uncollectible accounts of $232, and $75, respectively	4,741	2,229
Prepaid expenses	1,187	687
Other current assets	957	407

Total current assets	85,350	92,674
Property and equipment, net of accumulated depreciation of $2,133 and $1,168	3,129	1,521
Intangibles, net of accumulated amortization of $5,333 and $3,218	1,902	3,492
Long-term investments	1,935	364
Long-term receivables	300	—
Other assets	207	174

Total assets	$92,823	$98,225

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$157
Current portion of capital lease obligations	117	166
Accounts payable	754	1,092
Accrued liabilities	3,218	1,170
Deferred revenue	2,993	1,916

Total current liabilities	7,082	4,501
Long-term debt, less current portion	—	145
Capital lease obligations, less current portion	24	144
Deferred revenue, less current portion	863	627
Other liabilities	184	267

Total liabilities	8,153	5,684
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized—5,000 shares; none issued and outstanding	—	—
Common stock, $0.0002 per share par value:
Authorized—75,000 shares; issued and outstanding 17,257 and 16,207 shares	3	3
Additional paid-in capital	143,492	125,493
Stockholder notes receivable	(1,912)	(1,912)
Deferred compensation	(1,449)	(101)
Accumulated comprehensive loss—foreign currency translation adjustment	(20)	—
Accumulated deficit	(55,444)	(30,942)

Total stockholders' equity	84,670	92,541

Total liabilities and stockholders' equity	$92,823	$98,225

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2000	1999	1998
Revenues
Network transaction fees	$6,523	$2,328	$435
Services	1,245	1,155	175

Total revenues	7,768	3,483	610
Operating expenses:
Research and development	13,393	7,882	3,657
Sales and marketing	13,530	7,289	3,368
General and administrative	4,446	3,169	1,960
Stock based compensation	3,945	804	35
Acquisition related costs	2,706	2,076	2,957

Total operating expenses	38,020	21,220	11,977

Loss from operations	(30,252)	(17,737)	(11,367)
Other income (expense):
Interest income	6,014	798	123
Interest expense	(100)	(108)	(37)
Other, net	(164)	(7)	5

Total other income	5,750	683	91

Net loss	$(24,502)	$(17,054)	$(11,276)

Basic and diluted net loss per share	$(1.44)	$(4.65)	$(7.55)

Shares used in per share calculations	17,022	3,666	1,494

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share amounts)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Stockholder Notes Receivable	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at December 31, 1997	2,176	$—	582	$—	$5,520	$(100)	$(95)	$—	$(2,612)	$2,713	$
Issuance of Series D preferred stock at $6.68 per share, net of issuance costs	299	—	—	—	1,965	—	—	—	—	1,965
Acquisition of Portland Software, Inc.:
Issuance of Series E preferred stock	838	—	—	—	4,190	—	—	—	—	4,190
Issuance of common stock	—	—	1,929	—	3,857	—	—	—	—	3,857
Issuance of stock options and warrants	—	—	—	—	732	—	—	—	—	732
Issuance of Series F preferred stock at $5.00 per share, net of issuance costs	1,163	—	—	—	5,685	—	—	—	—	5,685
Exercise of common stock options for cash and notes receivable	—	—	118	—	61	(25)	—	—	—	36
Issuance of common stock for patent rights	—	—	55	—	55	—	—	—	—	55
Compensation related to issuance of stock options	—	—	—	—	50	—	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	49	—	—	49
Net loss	—	—	—	—	—	—	—	—	(11,276)	(11,276)		(11,276)

Balance at December 31, 1998	4,476	—	2,684	—	22,115	(125)	(96)	—	(13,888)	8,006		(11,276)

Issuance of Series G preferred stock at $6.72 per share, net of issuance costs	4,312	—	—	—	27,027	—	—	—	—	27,027
Issuance of common stock for notes receivable	—	—	275	—	1,787	(1,787)	—	—	—	—
Exercise of common stock options and warrants for cash	104	—	556	—	2,513	—	—	—	—	2,513
Compensation related to issuance of stock options and warrants	—	—	—	—	809	—	(221)	—	—	588
Amortization of deferred compensation	—	—	—	—	—	—	216	—	—	216
Issuance of shares in public offering, net of issuance costs of $8,558	—	—	3,800	1	71,242	—	—	—	—	71,243
Conversion of preferred stock to common stock	(8,892)	—	8,892	2	—	—	—	—	—	2
Net loss	—	—	—	—	—	—	—	—	(17,054)	(17,054)		(17,054)

Balance at December 31, 1999	—	—	16,207	3	125,493	(1,912)	(101)	—	(30,942)	92,541		(17,054)

Exercise of common stock options and warrants	—	—	328	—	571	—	—	—	—	571
Compensation related to issuance of stock options and warrants	—	—	—	—	5,293	—	(2,825)	—	—	2,468
Amortization of deferred compensation	—	—	—	—	—	—	1,477	—	—	1,477
Issuance of shares in public offering, net of issuance costs of $852	—	—	570	—	11,118	—	—	—	—	11,118
Issuance of common stock under employee stock purchase plan	—	—	152	—	1,017	—	—	—	—	1,017
Foreign currency translation adjustment	—	—	—	—	—	—	—	(20)	—	(20)		(20)
Net loss	—	—	—	—	—	—	—	—	(24,502)	(24,502)		(24,502)

Balance at December 31, 2000	—	$—	17,257	$3	$143,492	$(1,912)	$(1,449)	$(20)	$(55,444)	$84,670		$(24,522)

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(24,502)	$(17,054)	$(11,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,193	2,769	1,420
Other non-cash revenues and expenses	3,436	804	135
Loss on sale of fixed assets	27	16	—
Acquired in-process research and development	—	—	2,091
Changes in operating assets and liabilities:
Accounts receivable	(2,512)	(2,077)	315
Prepaid expenses and other current assets	(1,098)	(679)	(77)
Long-term assets and other assets	(333)	323	(313)
Accounts payable	(338)	650	171
Accrued liabilities	1,965	248	(120)
Deferred revenue	886	466	1,729

Net cash used in operating activities	(19,276)	(14,534)	(5,925)
Cash flows from investing activities:
Purchase of investments	(47,619)	(18,278)	—
Sales or maturities of investments	26,864	—	—
Acquisition of Portland Software, Inc., net of cash acquired	—	—	978
Shareholder notes receivable	—	—	(25)
Purchases of intangibles	(525)	—	(200)
Purchases of property and equipment	(2,737)	(1,258)	(561)
Proceeds from sale of equipment	53	—	—

Net cash (used in) provided by investing activities	(23,964)	(19,536)	192
Cash flows from financing activities:
Borrowings under line of credit, notes payable and long-term debt	—	—	459
Repayments under line of credit, notes payable and long-term debt	(302)	(207)	(50)
Proceeds from obligations under capital leases	—	235	108
Payment of obligations under capital leases	(169)	(192)	(98)
Issuance of preferred stock, net	—	27,027	7,650
Issuance of common stock in public offering, net of issuance costs	11,118	71,245	—
Issuance of common stock pursuant to the exercise of options and warrants	571	2,513	61
Issuance of common stock pursuant to employee stock purchase plan	1,017	—	—

Net cash provided by financing activities	12,235	100,621	8,130

Net increase (decrease) in cash and cash equivalents	(31,005)	66,551	2,397
Cash and cash equivalents:
Beginning of period	71,437	4,886	2,489

End of period	$40,432	$71,437	$4,886

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$100	$108	$53
Cash paid for income taxes	—	—	11
Supplemental Disclosure of Significant Non-Cash Transactions:
Issuance of common stock pursuant to notes receivable	$—	$1,787	$25
Assets acquired in exchange for note payable and other obligations	—	—	509

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

The Company

    On August 5, 1998, all of the outstanding equity interests of Preview Software, Inc. ("Preview Software") and Portland Software, Inc. ("Portland Software") were merged into Preview Systems, Inc. (the "Company" or "Preview"). In accordance with Accounting Principles Board Opinion No. 16, the stockholders of Preview Software were determined to be the controlling stockholders of the Company. Accordingly, the merger of Preview Software into the Company was accounted for as a reorganization under common control with the underlying net assets recorded by the Company at historical cost. The merger of Portland Software into the Company was accounted for using the purchase method. Therefore, the accompanying consolidated financial statements reflect the operations of Preview Software for all periods presented and reflect the operations of Portland Software since August 5, 1998.

    Preview Systems is a provider of an Internet-based infrastructure solution that enables networks for distribution and licensing of digital goods. The Company's solution links software publishers and music labels to their channel partners and end-users worldwide, creating an end-to-end electronic distribution chain that manages the e-commerce of digital goods and associated licensing rights.

Consolidated Statements

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Preview Systems International, Inc. Preview Systems International, Inc. operates a registered branch in the United Kingdom and Preview Systems KK, a wholly owned Japanese Corporation. All significant intercompany transactions have been eliminated in consolidation.

Foreign Currencies

    Local currencies are the functional currencies of the Company's foreign operations in Japan and the United Kingdom. Assets and liabilities of foreign operations are translated to U.S. dollars at current rates of exchange. Revenue and expenses are translated using the monthly average exchange rates in effect for the month in which the items occur. Foreign currency transaction gains and losses, which have been immaterial, are included in other income and expense. Translation adjustments are included as a separate component of stockholders' equity.

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

Cash, Cash Equivalents and Investments

    The Company considers all highly liquid investment securities with an original maturity of three months or less to be cash equivalents. Marketable securities with maturity in excess of three months, but within one year from the balance sheet date are classified as short-term investments. Marketable securities with maturity in excess of one year from the balance sheet date are classified as long-term investments. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Marketable securities are classified as available-for-sale and are recorded at amortized cost, which approximates market value. Material unrealized gains and losses, if any, are included in stockholders' equity. To date, unrealized holding gains and losses have not been significant. Realized gains and losses on available-for-sale securities are included in interest income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Fair Value of Financial Instruments

    The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, capital leases and long-term debt are carried at historical cost, which approximates their fair value.

Advertising

    The Company expenses the costs of advertising when such costs are incurred. Advertising expense was $194, $88 and $111 for 2000, 1999 and 1998, respectively.

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

Intangible Assets

    Intangible assets associated with acquisitions are amortized using the straight-line method over the estimated useful lives of the related assets, from two to three years. Patents are stated at acquisition cost and are amortized using the straight-line method over three to six years. Detail of Intangibles is as follows:

	December 31,
	2000	1999
Patents	$1,052	$1,052
Acquired technology	5,058	4,533
Other intangible assets	1,125	1,125

	7,235	6,710
Less accumulated amortization	(5,333)	(3,218)

Total	$1,902	$3,492

Investments in Licensees

    Long-term investments as of December 31, 2000 and 1999 include $935 and $0, respectively, associated with the value of equity investments in licensees. The equity in these licensees was received as partial consideration for entering into license arrangements with these licensees. These investments were recorded at fair value upon receipt or vesting of the equity instrument, using the Black-Scholes method, as appropriate, and will be accounted for using the cost method. The carrying value of these investments is reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable. The value of the investments was recorded as deferred revenue and is being amortized to network transaction fee revenue over the life of the license arrangement with the licensees.

Revenue Recognition

    The Company generally provides rights to use its solution and ongoing customer support (upgrades, enhancements, phone support, patches, etc.) through annual licensing agreements. These agreements typically require payment of a transaction fee based on a percentage of value of sales that are fulfilled using the Company's solution. Customers typically commit to annual minimum network transaction fees that entitle them to fulfill an agreed amount of sales during the term of the agreement. Some or all of the minimum network transaction fees are due upon execution of the agreement. The Company records deferred revenue and recognizes the minimum network transaction fee on a straight-line basis over the license period. To the extent sales exceed the agreed minimum amount of sales, the Company recognizes incremental network transaction fees when the amounts due are known.

    Service revenues generally consist of consulting, training and integration fees. Such services are typically billed separately from the network transaction fees and are recognized as the related services are performed or when contract milestones are achieved.

    The Company entered into a three-year agreement with Sony Marketing of Japan (SMOJ) in September 1998 that provided to SMOJ the exclusive right to use and sublicense the Company's technology in Japan, including certain future upgrades, enhancements and new products. The agreement also provided for training and support through June 1999. The Company received upfront payments for the license and services to be performed by the Company. The Company recorded deferred revenue on the upfront fees and is recognizing the license portion on a straight-line basis over the three-year term of the agreement and the service revenue was recognized as work was performed through June 1999. In addition, the Company will receive payments from SMOJ based on a percentage of the dollar value of transactions and services performed by SMOJ or its sublicenses utilizing the

Company's technology. These payments are subject to annual minimum network transaction fees beginning April 1, 1999. On December 15, 2000, the Company entered into a termination agreement with SMOJ effective March 31, 2001, one year earlier than previously agreed. The Company has agreed to pay SMOJ $460 on March 31, 2001, which essentially is a pro-rated refund of the original license fee. This amount has been reclassified to accrued liabilities from deferred revenue in the accompanying consolidated balance sheet as of December 31, 2000.

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

Comprehensive Loss

    The Company has adopted the accounting treatment prescribed by Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and loss, and their components, in financial statements. The Company's comprehensive loss consists of net loss and foreign currency translation adjustment and is presented in the consolidated statements of stockholders' equity. SFAS 130 requires only additional disclosures in the accompanying consolidated financial statements; it does not affect the Company's financial position or results of operations.

Stock-Based Compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the exercise price of the instrument granted and the fair value of the underlying stock.

Net Loss per Share

    Basic and diluted net loss per share are the same for all periods presented since the Company was in a loss position in all periods. Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	Year Ended December 31,
	2000	1999	1998
Stock options and warrants	4,917	3,865	2,134
Convertible preferred stock	—	—	4,476

Total	4,917	3,865	6,610

Segment Information

    In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. The Company operates exclusively in one segment. Substantially all revenues result from the sale of product licenses and related services.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

    At December 31, 2000, two customers represented 15% and 13% of the total accounts receivable balance, including short and long-term portions. At December 31, 1999, two customers represented 13% and 10% of the total accounts receivable balance.

Reclassifications

    Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

2. INVESTMENTS:

    The following is a summary of available for sale securities as of December 31:

Available for Sale	2000	1999
Amortized Cost:
Corporate Notes	$12,487	$—
Commercial Paper	10,439	7,978
Federal Government	8,100	9,936
Corporate Bonds	8,007	—

Total	$39,033	$17,914

Maturity Information:
Less than one year	$38,033	$17,914
One to five years	1,000

Total	$39,033	$17,914

    In addition, The Company had $364 in a Certificate of Deposit, which was pledged as security and thus, reflected as a long-term investment at December 31, 1999.

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

    The Company acquired all of the outstanding stock of Portland Software through the issuance of 1,929 shares of its common stock and 838 shares of its Series E Convertible Preferred Stock, at estimated fair values of $2.00 per common share and $5.00 per preferred share. Option and warrant holders of Portland Software exchanged their rights in common and preferred stock of Portland Software for similar rights in 998 shares of common stock and 218 shares of Series E preferred stock of the Company. The fair value of these options and warrants was computed using the Black-Scholes valuation model and was included in the total consideration.

    Total consideration was approximately $9,217 and was allocated as follows:

Acquired technology	$4,453
In-process research and development	2,091
Other intangible assets	1,085
Patents	484
Net tangible assets	1,104

Total purchase price	$9,217

    The acquired technology represented the estimated fair value of Portland Software's principal product, the ZipLock ESD system, which was being sold in the marketplace at the date of acquisition. The fair value was determined based on management's best estimate of the present value of future cash flows from sales of the ZipLock ESD system. In connection with the merger with Portland Software, the Company also acquired the ongoing research and development activities of Portland Software resulting in an acquisition related charge of $2,091 for the write off of in-process research and development costs.

    Acquired technology and other intangible assets acquired are being amortized over two to three years. The summary unaudited pro forma financial information giving effect to the merger with Portland Software as if it had occurred at the beginning of 1998 was as follows:

Year Ended December 31, 1998
Revenues	$809
Net loss	(14,550)
Net loss per share	(5.51)

    The summary unaudited pro forma information does not purport to be indicative of the results, which would actually have been obtained, had the acquisition occurred at the beginning of the periods indicated or which may be obtained in the future.

4. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following as of December 31:

	2000	1999
Computer equipment and software	$4,185	$2,282
Furniture and fixtures	448	217
Leasehold improvements	249	33
Communications hardware	380	157

Total property and equipment	5,262	2,689
Less: Accumulated depreciation	(2,133)	(1,168)

	$3,129	$1,521

5. ACCRUED LIABILITIES:

    Accrued liabilities consisted of the following as of December 31:

	2000	1999
Accrued marketing program costs	$584	$9
Accrued Sony Marketing of Japan termination fee	460	—
Accrued license acquisition cost	425	—
Accrued employee compensation	424	280
Accrued royalties	402	12
Accrued legal fees	358	198
Accrued commissions	199	275
Other	366	396

	$3,218	$1,170

6. LINE OF CREDIT:

    Effective August 4, 2000, Preview obtained a $5,000 line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments, and intellectual property. Interest on the unpaid balance will accrue at the prime rate, 9.5% percent at December 31, 2000. Preview did not have any amounts outstanding under the line of credit at December 31, 2000. The line of credit agreement contains financial covenants, including covenants relating to maintenance of minimum levels of working capital and tangible net worth. Preview was in compliance with these covenants at December 31, 2000.

7. BORROWINGS:

    In November 1998, the Company entered into a loan agreement with a bank that provides for borrowings under a three-year term loan. Amounts borrowed under the term loan bear interest at the bank's prime rate plus 1%. On August 31, 2000, the Company paid off this term loan without penalty.

8. COMMITMENTS AND CONTINGENCIES:

    The Company leases its facilities under non-cancelable operating leases, which expire through December 2002. The Company also leases equipment under non-cancelable capital leases with terms expiring through the year 2002. Future minimum lease payments relating to these agreements are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2001	$125	$1,012
2002	24	473

Total minimum lease payments	149	$1,485

Less: Amounts representing interest	(8)

Present value of minimum lease payments	141
Less: Current portion	(117)

Long-term portion	$24

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1,835, $721 and $432, respectively.

9.  STOCKHOLDERS' EQUITY:

Preferred Stock

    In July 1999, the Company issued 4,312 shares of Series G Convertible Preferred Stock ("Series G") for net proceeds of $25,847. The Company also obtained cash proceeds of $1,180 through issuance of various notes payable, which were automatically converted into shares of the Company's Series G. In connection with the Series G offering, the Company also issued a warrant to purchase 77 shares of Series G.

    All shares of the Company's Series A Convertible Preferred Stock ("Series A"), Series B Convertible Preferred Stock ("Series B"), Series C Convertible Preferred Stock ("Series C"), Series D Convertible Preferred Stock ("Series D"), Series E Convertible Preferred Stock ("Series E"), Series F Convertible Preferred Stock ("Series F") and Series G automatically converted into shares of the Company's common stock, on a one for one basis, upon the closing of its underwritten offering of common stock in December 1999.

Common Stock

    In December 1999, the Company issued 3,800 shares of its common stock for net proceeds of $71,243 in its initial public offering. In January 2000, the Company issued 570 shares of its common stock pursuant to the underwriters' over-allotment option for net proceeds to the Company of $11,118.

    As of December 31, 2000 and 1999 the Company had reserved shares of its common stock for future issuance as follows:

	December 31,
	2000	1999
Exercise of outstanding common stock warrants	305	482
Exercise of stock options	4,999	4,545
Employee stock purchase plan	672	500

Total shares reserved	5,976	5,527

Warrants Outstanding

    As of December 31, 2000, the following warrants were outstanding and fully vested:

Underlying Security	Number of Shares	Exercise Price Per Share	Expiration Date
Common Stock	5	$3.20	September 2002
Common Stock	168	12.88	August 2004
Common Stock	132	9.00	December 2003

	305

    No warrants were issued during 2000. Warrants covering a total of 33 shares of the Company's common stock were exercised during 2000 at a weighted average exercise price per share of $12.88. Warrants covering a total of 279 shares of the Company's common stock were exercised during 1999 at a weighted average exercise price per share of $7.29. No warrants were exercised during 1998.

    In October 1999, the Company entered into an agreement with Virgin Holdings, Inc. (an affiliate of EMI Recorded Music), in which Virgin Holdings selected the Company to be EMI Recorded Music's preferred, recommended technology provider for the digital distribution of music and agreed to recommend the Company's solution to EMI Recorded Music's worldwide distributors and retailers. The Company issued a warrant to purchase 265 shares of its common stock to Virgin Holdings at an exercise price per share of $9.00. Upon signing of the agreement, 99 shares were exercisable and the remaining 166 shares are exercisable upon achievement of certain milestones. The Company recorded a non-cash charge of $546 to stock based compensation in the fourth quarter of 1999 for the fair value, as determined by the Black-Scholes valuation model, of warrant shares that vested during that quarter. An additional $1,364 was charged during 2000 as 33 shares vested. The final 133 shares did not vest as scheduled in 2000, as pre-determined performance criteria were not met, and thus these warrants were cancelled.

Stock Option Plans

    The Company has a 1998 Stock Option Plan ("98 Plan") and three terminated stock option plans. Pursuant to the terms of the 98 Plan, on January 1, 2000 the total number of shares of the Company's common stock authorized for issuance thereunder were increased by 486 shares to a total of 3,336 shares. As of December 31, 2000, the Company had reserved an aggregate of 3,174 shares of common stock for issuance under the 98 Plan and terminated stock option plans combined. At December 31, 2000, there were no shares available for future grant under the 98 Plan.

    The 98 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 98 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO's") may be granted only to employees of the Company and nonqualified stock options ("NSO's") may be granted to employees of the Company and to consultants. Options granted are generally exercisable over a period not exceeding ten years from the date of grant, vest ratably over four years and have an exercise price equal to the fair market value on the date of grant.

    The terms of the 98 Plan provide for an automatic annual increase to the total authorized shares on the first day of each of the Company's fiscal years beginning in 2000 and ending in 2008 equal to the lesser of (i) 800 shares, (ii) 3% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the Board of Directors determines.

    In August 1999, the Board of Directors approved the 1999 Directors Stock Option Plan ("1999 Directors Plan") and reserved 300 shares of common stock for issuance thereunder. Pursuant to the terms of the 1999 Directors Plan, on January 1, 2000 the number of shares of the Company's common stock authorized for issuance thereunder were increased by 150 shares to a total of 450 shares. As of December 31, 2000 the Company had 350 shares available for grant and 450 shares of common stock reserved for issuance under the 1999 Directors Plan. The 1999 Directors Plan is subject to an automatic annual increase to the number of shares authorized for issuance on the first day of each of the Company's fiscal years over the 10-year term of the plan, equal to the lesser of (i) 150 shares, (ii) 1% of the Company's outstanding common stock on the last day of the preceding fiscal year, or (iii) a lesser number of shares as determined by the Board of Directors.

    In October 1999, the Board of Directors approved the 1999 Executive Stock Option Plan ("1999 Executive Plan"), and authorized 863 shares of common stock for issuance thereunder. The terms of the 1999 Executive Plan options are similar to the terms of the options issuable under the 98 Plan, except that only officers are eligible to participate in the 1999 Executive Plan and the 1999 Executive Plan does not provide for automatic annual increases in the number of shares authorized. As of December 31, 2000, the Company had 38 shares available for grant and 863 shares of common stock reserved for issuance under the 1999 Executive Plan.

    The Company also has options outstanding outside of the plans discussed above. A summary of all stock option activity is as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price Per Share
Balances, December 31, 1997	94	468	$0.50
Additional shares reserved	2,785	—	—
Options granted	(701)	701	1.67
Options assumed in Portland Software acquisition	(826)	826	1.72
Options cancelled	156	(164)	1.20
Options exercised	—	(118)	0.61

Balances, December 31, 1998	1,508	1,713	1.48
Additional shares reserved	2,713	—	—
Terminated plans	(880)	—	—
Options granted	(2,245)	2,245	9.70
Options cancelled	66	(195)	2.75
Options exercised	—	(380)	1.26

Balances, December 31, 1999	1,162	3,383	6.90
Additional shares reserved	801	—	—
Options granted	(2,295)	2,295	12.56
Options cancelled	719	(773)	10.43
Options exercised	—	(293)	1.95

Balances, December 31, 2000	387	4,612	$9.44

    Subsequent to December 31, 1998, options that are cancelled that were granted under a now terminated plan are not added back to the shares available for grant.

    As of December 31, 2000, stock options outstanding, including options granted outside of the stock option plans, were as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/00	Weighted Average Exercise Price
$0.00-0.04	47	7.6	$0.01	47	$0.01
0.10	65	9.3	0.10	20	0.10
0.50	96	6.2	0.50	70	0.50
1.00-2.00	657	7.2	1.94	469	1.93
3.03-4.38	493	9.9	3.51	—	—
6.50-9.00	1,999	8.7	8.51	525	8.15
10.00-12.56	562	9.4	12.44	92	12.16
17.06-21.00	440	9.1	18.22	79	21.00
31.50-46.88	249	9.3	32.98	—	—
61.00	4	9.0	61.00	1	61.00

$0.00-61.00	4,612	8.7	$9.44	1,303	$6.19

    At December 31, 1999 and 1998, 707 and 536 options, respectively, were exercisable at weighted average exercise prices of $3.74 per share and $1.26 per share, respectively.

Employee Stock Purchase Plan

    In August 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan ("1999 ESPP"), and reserved 500 shares of common stock for issuance thereunder. The 1999 ESPP is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended. Eligible employees are entitled to contribute up to 20% percent of their base pay for the purchase of stock. The purchase price for shares purchased under the 1999 ESPP is 85 percent of the fair market value on the first day of each offering period or on the purchase date, whichever is lower. Pursuant to the terms of the 1999 ESPP, on January 1, 2000 the number of shares of the Company's common stock authorized for issuance thereunder were increased by 324 shares to a total of 824 shares. A total of 152 shares of the Company's common stock were issued under the 1999 ESPP during 2000, and 672 remained available for issuance at December 31, 2000. There were no shares issued in 1999.

    The shares authorized for issuance under the 1999 ESPP are subject to an automatic annual increase on the first day of each of the Company's fiscal years over the 10-year term of the plan, equal to the lesser of (i) 400 shares, (ii) 2% of the Company's outstanding common stock on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as the Board of Directors determines.

Statement of Financial Accounting Standards No. 123

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted SFAS 123, and in accordance with the provisions of SFAS 123, the Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans.

    Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net loss would have been adjusted to the following pro forma amounts:

	Year Ended December 31,
	2000	1999	1998
Net loss:
As reported	$(24,502)	$(17,054)	$(11,276)
Pro forma	(30,120)	(18,341)	(11,360)
Net loss per share:
As reported	$(1.44)	$(4.65)	$(7.55)
Pro forma	(1.77)	(5.00)	(7.60)

    Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods.

    In accordance with SFAS 123, the Company has recorded compensation using the Black-Scholes option pricing model for options issued to non-employees. Compensation expense related to these options was $1,118, $252 and $7 for 2000, 1999 and 1998, respectively. The weighted average per share fair value of options granted during 2000, 1999 and 1998 was $9.78, $2.84 and $0.42, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The minimum value method, which excludes volatility factors, was used in 1999 for grants prior to the Company's initial public offering and in 1998 as the Company was privately held.

    The following assumptions were used:

	Year ended December 31,
	2000	1999	1998
Risk-free interest rate	5.9%	5.5%	5.5%
Expected dividend yield	0%	0%	0%
Expected lives (years)	4	4-5	5
Volatility	97.0%	91.7%	—

    In connection with the issuance of stock options, the Company recorded deferred compensation of $2,825, $221 and $50 for the years ended December 31, 2000, 1999 and 1998, respectively, representing the difference between the fair value of the Company's common stock and the exercise price of stock options at the date of grant. The Company amortizes the deferred compensation over the applicable vesting period, typically four years and had deferred compensation of $1,449 and $101 at December 31, 2000 and 1999, respectively.

10. INCOME TAXES:

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

	December 31,
	2000	1999
Net operating loss carryforwards	$22,035	$12,027
Accruals and reserves	499	158
Research and development costs capitalized for income tax purposes	381	651
Depreciation and amortization	91	—
Deferred revenue	—	995
R&D credit	853	330
Stock based compensation expense	314	313
Basis difference in acquired net assets of Portland Software	(1,900)	(1,900)

	22,273	12,574
Valuation allowance	(22,273)	(12,574)

Net deferred income taxes	$—	$—

    At December 31, 2000, the Company had net operating loss carryforwards of approximately $53,000 for both federal and state tax purposes. The federal net operating loss carryforwards expire on various dates through 2020, while the state net operating loss carryforwards expire on various dates through 2015. The Company believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of net deferred tax assets such that a full valuation allowance should be recorded. These factors include a history of operating losses, the competitive nature of the Company's market and the lack of predictability of revenue. Management will continue to assess the realizability of the tax benefits available to the Company based on actual and forecasted operating results. Changes in ownership resulting from the merger described in Note 3 and other ownership changes may significantly limit the utilization of net operating loss carryforwards in the future.

11. SEGMENT INFORMATION:

    The Company operates in one industry segment: the design, development and marketing of technology that enables the distribution and licensing of digital goods over the Internet and via other digital media. All long-lived assets are located in the United States. The Company's geographic revenue information is summarized as follows:

	Year Ended December 31,
	2000	1999	1998
Sales to unaffiliated customers:
United States	$4,720	$2,053	$266
Europe	917	292	24
Asia	1,576	1,015	274
Other	555	123	46

	$7,768	$3,483	$610

    One customer accounted for 15% of total revenues in 2000. Two customers accounted for 26% and 12%, respectively, of total revenues in 1999. Two customers accounted for 45% and 13% respectively, of total revenues in 1998.

12. RELATED PARTY TRANSACTIONS:

    In conjunction with the exercise of stock options for the issuance of 250 shares of common stock to the Chief Executive Officer, the Company issued three notes aggregating $125. The notes are full recourse, secured by shares of the Company's common stock and bear interest at 6% per annum. The principal and unpaid interest are due in full on May 27, 2001 for $25 of the notes and June 6, 2001 for the remaining $100 of notes. The shares issued are subject to repurchase by the Company until the notes are paid.

    In July 1999, the Company sold 125 and 150 shares of common stock at a price of $6.50 to the President and Chief Executive Officer and Chief Operating Officer / Chief Financial Officer, respectively. Under the terms of these sales, the Company can repurchase a certain number of their shares of stock if they quit or are terminated, subject to a monthly vesting schedule. In addition, the Company has a right of first refusal to purchase any or all of their shares if they decide to sell or transfer their shares. In connection with these sales, the officers executed full-recourse promissory notes in the respective amounts of $812 and $975 in favor of the Company with annual interest rates of 5.32%. These notes become due and payable upon the earlier of July 2002 or termination of their employment with the Company. The officers have also entered into pledge and security agreements granting the Company a security interest in these shares.

    On October 11, 2000, the Company entered into an agreement to lend $175 to the Chief Executive Officer. The note receivable is full recourse, unsecured and bears interest at 11% per annum. The principal and unpaid interest are due in full on October 11, 2001, however, the note may be prepaid at any time without penalty.

13. EMPLOYEE SAVINGS PLAN:

    The Company has a profit sharing plan and trust that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Under the terms of the 401(k) Plan, employees of the Company may make voluntary contributions to the 401(k) Plan as a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. Employees become eligible to participate in the 401(k) Plan on the first day of the month following date of hire. The Company currently does not match employee contributions.

14. QUARTERLY FINANCIAL INFORMATION:

    A summary of unaudited quarterly financial information follows:

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2000
Total revenues	$1,669	$2,405	$1,842	$1,852
Loss from operations	(8,471)	(6,870)	(6,789)	(8,122)
Net loss	(7,047)	(5,267)	(5,390)	(6,798)
Net loss per share, basic and diluted	$(0.42)	$(0.31)	$(0.31)	$(0.40)
1999
Total revenues	$463	$758	$1,043	$1,219
Loss from operations	(3,606)	(3,833)	(4,330)	(5,968)
Net loss	(3,578)	(3,858)	(4,084)	(5,534)
Net loss per share, basic and diluted	$(1.33)	$(1.42)	$(1.32)	$(0.94)

15. SUBSEQUENT EVENTS:

Litigation

    In October 2000, Network Commerce, Inc. filed a civil action against us in the Federal District Court for the Western District of Washington in Seattle, case number C00-1790L. The complaint alleges that we infringed U.S. Patent No. 6,073,124. Service was accomplished on February 28, 2001. On March 23, 2001, the Company and Network Commerce, Inc. signed a settlement agreement, mutual release and covenant not to sue. As a result, the Company obtained a perpetual license to use the technology. The cost of the license was not material to the Company's financial position and is recorded as an intangible asset to be amortized over five years.

Office Notes Receivable

    On March 13, 2001, the Company entered into an agreement to lend $225 to the Chief Executive Officer. The note receivable is full recourse, unsecured and bears interest at 6.25% per annum. The principal and unpaid interest are due in full on August 15, 2002, however, the note may be prepaid at any time without penalty.

    In addition, on March 13, 2001, the Company modified the terms of several notes with the Chief Executive Officer. Specifically, the maturity date on four notes aggregating $937 was extended from maturity dates ranging between May 2001 and July 2002 to December 15, 2002. In addition, a separate note for $175 was modified to reflect a new interest rate of 6.25% per annum from March 13, 2001 through the new maturity date of August 15, 2002, rather than 11% per annum through the original maturity date of October 11, 2001.

Current Events

    The market for distribution of digital content is developing more slowly than we originally anticipated. Consequently, our revenue growth has not met internal projections. As a result, we have taken a variety of actions.

    In February 2001, we announced a reduction in our headcount of approximately 25%, eliminating 37 positions. We also introduced other expense control measures primarily in the area of marketing programs and we reduced our reliance on outside contractors.

    In addition, we announced that we are currently exploring various strategic alternatives and are currently in negotiations to sell all or parts of our business. We believe that such a sale could enhance both stockholder value as well as increase the benefits to our customers.

    No assurance can be given that we will be successful in completing any possible alternatives currently being explored. In addition, it is difficult to predict the impact of these announcements on our ability to close sales contracts with new customers, our ability to renew contracts with existing customers, or our ability to retain key employees.

QuickLinks

PREVIEW SYSTEMS, INC. 2000 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
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
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS