Form 10-K/A
period 2000-12-31
PREVIEW SYSTEMS INC
filed 2001-04-30
CIK 1091271

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

2000 FORM 10-K/A ANNUAL REPORT

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

    Due to recent business developments and our announcement to sell all or parts of our business, we entered into a retention and severance arrangements with certain of our named executive officers.

    Under our retention bonus arrangement with Dr. Pluvinage, if he continues his employment through June 30, 2001 or is terminated prior to that time without cause, he will receive a retention payment equal to six months salary plus 50% of his annual target bonus. This retention bonus will be applied against the principal balance of a $175,000 promissory note owed to the Company. If he continues his employment until the completion of a sale or liquidation of the Company or is terminated prior to that time without cause, the Company will forgive the principal and accrued interest amounts due on promissory notes totaling $937,475 relating to the purchase of 375,000 shares of our common stock. In addition, he will receive a cash payment to cover the state and federal income taxes on the amount of forgiven accrued interest and another cash payment of up to $300,000 to cover the state and federal income taxes on the amount of forgiven principal.

    Under our severance arrangement with Dr. Pluvinage, in the event he is terminated without cause, he will receive a severance payment equal to twelve months salary plus 100% of his annual target bonus; a payment of $10,000 for tax and accounting advice with respect to his retention and severance agreement; continuing coverage under the Company's director and officer liability insurance program for up to three years; and reimbursement for expenses related to medical, dental and vision insurance. Further, if Dr. Pluvinage is employed immediately prior to the closing of a transaction involving the sale of substantially all of the Company's assets or the acquisition of more than 50% of the voting shares of the Company's stock, 100% of his unvested options will vest as of his termination date. At December 31, 2000, this change of control provision applies to options to purchase 266,667 shares of our common stock.

    Under our retention bonus arrangement with Mr. Dharan, if he continues his employment through June 30, 2001 or is terminated prior to that time without cause, he will receive a retention payment equal to twelve months salary plus 100% of his annual target bonus.

    Under our severance arrangement with Mr. Dharan, in the event he is terminated without cause, he will receive a severance payment equal to six months salary plus 50% of his annual target bonus; reimbursement of up to $5,000 for tax and accounting advice with respect to his retention and severance agreement; continuing coverage under the Company's director and officer liability insurance program for up to three years; and reimbursement for expenses related to medical, dental and vision insurance. Further, if Mr. Dharan is employed immediately prior to the closing of a transaction involving the sale of substantially all of the Company's assets or the acquisition of more than 50% of the voting shares of the Company's stock, 50% of his unvested options will vest as of his termination date. At December 31, 2000, this change of control provision applies to options to purchase 313,750 shares of our common stock. In addition, Mr. Dharan received an additional option grant in March 2001 to purchase 100,000 shares of our common stock, which are subject to 100% accelerated vesting under the same circumstances as his other option grants.

    Under our retention bonus arrangement with Dr. Reutens, if he continues his employment with the Company through June 30, 2001 or is terminated prior to that time without cause, he will receive a retention payment equal to three months salary plus 25% of his annual target bonus.

    Under our severance arrangement with Dr. Reutens, in the event he is terminated without cause other than on account of his commencement of employment with an acquiring company, he will receive a severance payment equal to three months salary plus 25% of his annual target bonus and 50% of his unvested options will vest as of his termination date. At December 31, 2000, this change of control provision applies to options to purchase 99,167 shares of our common stock.

    On February 9, 2001 the Company terminated the employment of Mr. Pinkman, Vice President, Worldwide Sales, without cause, in connection with the Company's reduction in force. He was paid six months salary pursuant to his employment agreement. Additionally, the Company vested an additional 50% of his unvested options, which covered 51,562 shares of our common stock, as of his termination date.

    On March 20, 2001, G. Bradford Solso, Chief Operating Officer and Chief Financial Officer resigned. In accordance with our severance arrangement with Mr. Solso, he is entitled to receive a severance payment equal to twelve months salary plus 100% of his annual target bonus; a second severance payment equal to six months salary to be paid six months from his termination date; reimbursement of up to $5,000 for tax and accounting advice with respect to his severance agreement; continuing coverage under the Company's director and officer liability insurance program for up to three years; and reimbursement for expenses related to medical, dental and vision insurance benefits through December 31, 2001. With respect to a promissory note for $974,970 from Mr. Solso for the purchase of 150,000 shares of our common stock which had been subject to a right of repurchase by the Company, the Company will release an additional 37,500 shares from its right of repurchase; repurchase 50,000 shares and apply the proceeds of such repurchase against the principal balance of the note; forgive the remaining principal balance of $649,970 and accrued interest amount; and provide a cash payment to cover the state and federal income taxes on the amount of forgiven interest.

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

    On March 13, 2001, the Company entered into an agreement to lend $225,000 to the Chief Executive Officer. The note receivable is full recourse, unsecured and bears interest at 6.25% per annum. The principal and unpaid interest are due in full on August 15, 2002, however, the note may be prepaid at any time without penalty. In addition, the Company modified the terms of several previous notes with the Chief Executive Officer. Specifically, the maturity dates on four notes aggregating $937,475 was extended from maturity dates ranging between May 2001 and July 2002 to December 15, 2002.

    Due to recent business developments and our announcement to sell all or parts of our business, we entered intoretention and severance arrangements with certain of our executive officers as noted below. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for a summary of the severance and retention arrangements with the named executive officers.

    Under our retention bonus arrangements with Mr. Brown, Vice President of Professional Services, Mr. Davison, Vice President of Planning and Operations, Ms. Maremont, Vice President of Human Resources and Mr. Martin, Vice President of North American Sales, if they continue their employment through June 30, 2001 or are terminated prior to that time without cause, they will receive a retention payment equal to three months salary plus 25% of their annual target bonus.

    Under our severance arrangements with Mr. Brown, Mr. Davison, Ms. Maremont and Mr. Martin, in the event they are terminated without cause other than on account of their commencement of employment with an acquiring company, they will receive a severance payment equal to three months salary plus 25% of their annual target bonus. Further, if they are terminated without cause, 50% of their unvested options will vest as of their termination date. At December 31, 2000, this change of control provision applies to options to purchase 87,503; 55,169; 100,000 and 61,064 shares of our common stock, respectively.

    Under our retention bonus arrangement with Mr. Rowe, Vice President and Chief Financial Officer, if he continues his employment through July 31, 2001 or is terminated prior to that time without cause, he will receive a retention payment equal to six months salary plus 50% of his annual target bonus.

    Under our severance arrangement with Mr. Rowe, in the event he is terminated without cause, other than on account of his commencement of employment with an acquiring company, he will receive a severance payment equal to three months salary plus 25% of his annual target bonus. Further, if he is employed by the Company immediately prior to the closing of a transaction involving the sale of substantially all of the Company's assets or the acquisition of more than 50% of the voting shares of the Company's stock or he terminated prior to that time without cause, 50% of his unvested options will vest as of his termination date. At December 31, 2000, this change of control provision applies to options to purchase 85,417 shares of our common stock. In addition, Mr. Rowe received an additional option grant in March 2001 to purchase 50,000 shares of our common stock, which are subject to 100% vesting under the same circumstances as his other option grants.

    Under our retention arrangement with Mr. Wholihan, Vice President of Business Development, if he continues his employment through June 30, 2001, is terminated prior to that time without cause, or accepts an offer of employment with an acquiring company, he will receive a retention payment equal to nine months salary plus 75% of his annual target bonus.

    Under our severance arrangement with Mr. Wholihan, in the event he is terminated without cause, he will receive a severance payment equal to three months salary plus 25% of his annual target bonus. Further, if he is employed by the Company immediately prior to the closing of a transaction involving the sale of substantially all of the Company's assets or the acquisition of more than 50% of the voting shares of the Company's stock or he is terminated prior to that time without cause, 50% and 100% of certain unvested options will vest as of his termination date. At December 31, 2000, the 50% and 100% change of control provision applies to options to purchase 67,605 and 21,146 shares of our common stock. In addition, Mr. Wholihan received an additional option grant in March 2001 to purchase 40,000 shares of our common stock, which are subject to 100% vesting as of June 30, 2001.

    Under our retention arrangement with Mr. Hohmann, Vice President of Engineering, if he continues his employment through July 31, 2001, is terminated prior to that time without cause, or accepts an offer of employment with an acquiring company, he will receive a retention payment equal to six months salary plus 50% of his annual target bonus. Further, if he accepts an offer of employment with an acquiring company and is still in his position with the acquiring company as of December 15, 2001, he will receive a retention payment equal to nine months salary.

    Under our severance arrangement with Mr. Hohmann, in the event he is terminated without cause other than on account of his commencement of employment with an acquiring company, he will receive a severance payment equal to three months salary plus 25% of his annual target bonus. If he is employed by the Company immediately prior to the closing of a transaction involving the sale of substantially all of the Company's assets or the acquisition of more than 50% of the voting shares of the Company's stock or he is terminated prior to that time without cause, 50% of his unvested options will vest as of his termination date. At December 31, 2000, this change of control provision applies to options to purchase 165,000 shares of our common stock.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included with the Company's Form 10-K, which was filed on April 2, 2001 on the pages indicated below:

    There are no schedules required to be filed with this Form 10-K/A.

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
3.1	Sixth Amended and Restated Certificate of Incorporation, as currently in effect.(1)
3.2	Form of Amended and Restated Bylaws, as currently in effect.(1)
4	Form of stock certificate.(1)
10.1	Form of indemnification agreement.(1)
10.2	Portland Software Amended and Restated 1994 Stock Option Plan, including form of stock option agreement.(1)
10.3	Preview Software 1997 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.4	Preview Software New 1997 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.5	Preview Systems 1998 Stock Option Plan, as amended, including form of stock option agreement.(1)
10.6	Preview Systems 1999 Directors' Stock Option Plan, including form of stock option agreement.(1)
10.7	Preview Systems 1999 Employee Stock Purchase Plan, including form of subscription agreement.(1)
10.8	Preview Systems 1999 Executive Stock Option Plan, including form of stock option agreement.(1)
10.9	Third Amended and Restated Rights Agreement between Preview Systems and certain holders of our securities dated December 3, 1999.(1)
10.10	Common stock Purchase Agreement between Preview Systems and Vincent Pluvinage dated July 5, 1999.(1)
10.11	Common stock Purchase Agreement between Preview Systems and Brad Solso dated July 6, 1999.(1)

10.12	One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated July 3, 1996.(1)
10.13	One Thousand Broadway Building First Lease Amendment between Portland Software and One Thousand Broadway Building Limited Partnership dated August 14, 1996.(1)
10.14	First Amendment to One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated November 26, 1996.(1)
10.15	Second Amendment to One Thousand Broadway Building Lease Agreement between Portland Software and One Thousand Broadway Building Limited Partnership dated November 9, 1997.(1)
10.16	Third Amendment to One Thousand Broadway Building Lease Agreement between Preview Systems, Inc. and One Thousand Broadway Building Limited Partnership effective October 1, 2000.(5)
10.17	Sub-Sublease Agreement between Interwoven, Inc. and Preview Systems, Inc. dated as of December 1999.(4)
10.18	ZipLock ESD System License Agreement between Preview Systems and Ingram Micro Inc. dated June 30, 1999.(1)(2)
10.19	License Agreement between Preview Systems and Sony Marketing of Japan dated as of September 29, 1998.(1)(2)
10.20	License Termination Agreement between Preview Systems and Sony Marketing of Japan dated as of December 15, 2000.(5)
10.21	Agreement and Plan of Reorganization by and among Preview Systems, Preview Software, Portland Software, Preview Acquisition Corp. and Portland Acquisition Corp. dated as of May 28, 1998.(1)
10.22	Loan and Security Agreement dated August 4, 2000 between Preview Systems, Inc. and Silicon Valley Bank.(3)
10.23	Loan Agreement dated October 11, 2000 between Preview Systems, Inc. and Vincent Pluvinage.(5)
10.24	Patrick Reuten's Retention, Severance and Accelerated Vesting Agreement dated March 23, 2001.(5)
10.25	Mike Pinkman's Termination Letter dated February 6, 2001.(5)
21	Subsidiaries of Preview Systems, Inc.(5)
23	Consent of Arthur Andersen LLP

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

(5)
Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: April 30, 2001	PREVIEW SYSTEMS, INC.
	By	/s/ ROGER ROWE Roger Rowe Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PREVIEW SYSTEMS, INC. 2000 FORM 10-K/A ANNUAL REPORT TABLE OF CONTENTS
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