Form 10-Q
period 2001-03-31
PREVIEW SYSTEMS INC
filed 2001-05-14
CIK 1091271

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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
Yes /x/        No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0002 par value	17,321,486
(Class)	(Outstanding at May 1, 2001)

PREVIEW SYSTEMS, INC.

FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,107	$40,432
Short-term marketable securities	9,593	38,033
Accounts receivable, net of allowance for
uncollectible accounts of $400, and $232, respectively	2,904	4,741
Prepaid expenses	954	1,187
Other current assets	538	957

Total current assets	75,096	85,350
Property and equipment, net of accumulated depreciation of $2,275 and $2,133	3,111	3,129
Intangibles, net of accumulated amortization of $5,856 and $5,333	1,379	1,902
Long-term marketable securities	2,077	1,000
Investments	343	935
Long-term receivables	300	300
Other assets	588	207

Total assets	$82,894	$92,823

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$5	$117
Accounts payable	887	754
Accrued liabilities	3,878	3,218
Deferred revenue	2,148	2,993

Total current liabilities	6,918	7,082
Capital lease obligations, less current portion	6	24
Deferred revenue, less current portion	501	863
Other liabilities	161	184

Total liabilities	7,586	8,153
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0002 per share par value: Authorized—5,000 shares; none issued and outstanding	—	—
Common stock, $0.0002 per share par value: Authorized—75,000 shares; issued and outstanding 17,267 and 17,257 shares	3	3
Additional paid-in capital	143,253	143,492
Stockholder notes receivable	(937)	(1,912)
Deferred compensation	(973)	(1,449)
Accumulated comprehensive loss—foreign currency translation adjustment	(43)	(20)
Accumulated deficit	(65,995)	(55,444)

Total stockholders' equity	75,308	84,670

Total liabilities and stockholders' equity	$82,894	$92,823

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues
Network transaction fees	$1,436	$1,235
Services	102	434

Total revenues	1,538	1,669
Operating expenses:
Research and development	3,947	2,819
Sales and marketing	2,982	2,973
General and administrative	1,401	1,015
Restructuring and other costs	3,501	—
Acquisition related costs	923	519
Stock based compensation	483	2,814

Total operating expenses	13,237	10,140

Loss from operations	(11,699)	(8,471)
Other income (expense):
Interest income	1,185	1,465
Interest expense	(5)	(14)
Other, net	(32)	(27)

Total other income	1,148	1,424

Net loss	$(10,551)	$(7,047)

Basic and diluted net loss per share	$(0.61)	$(0.42)

Shares used in per share calculations	17,273	16,795

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(10,551)	$(7,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring charge	1,096	—
Depreciation and amortization	859	739
Other non-cash expenses	483	2,814
Loss on sale of fixed assets	12	11
Changes in operating assets and liabilities:
Accounts receivable	1,837	(794)
Prepaid expenses and other current assets	371	(859)
Long-term receivables and other assets	(206)	(1,143)
Accounts payable	133	(333)
Accrued liabilities	660	556
Deferred revenue	(972)	1,499
Other liabilities	(23)	(27)

Net cash used in operating activities	(6,301)	(4,584)
Cash flows from investing activities:
Purchase of investments	(15,133)	(15,995)
Sales or maturities of investments	42,496	—
Purchases of property and equipment	(356)	(756)
Proceeds from sale of equipment	20	13

Net cash provided by (used in) investing activities	27,027	(16,738)
Cash flows from financing activities:
Repayments under line of credit, notes payable and long-term debt	—	(40)
Payment of obligations under capital leases	(130)	(47)
Issuance of common stock in public offering, net of issuance costs	—	11,118
Issuance of common stock pursuant to the exercise of options and warrants	79	168

Net cash used in (provided by) financing activities	(51)	11,199

Net increase (decrease) in cash and cash equivalents	20,675	(10,123)
Cash and cash equivalents:
Beginning of period	40,432	71,801

End of period	$61,107	$61,678

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three-month periods ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from Preview Systems, Inc.'s ("Preview" or the "Company") 2000 Annual Report on Form 10-K, but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Preview's 2000 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year.

Note 2. Investment in Licensee

    Investments as of March 31, 2001 represents the value of an equity investment in a licensee. The equity in the licensee was received as partial consideration for entering into a license arrangement. This investment was recorded at the fair market value upon receipt of the equity instrument, using the Black-Scholes method, and is accounted for using the cost method. The carrying value of this investment is reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable. The value of the investment is recorded as deferred revenue and is being amortized to network transaction fee revenue over the life of the license arrangement with the licensee. An Investment of $592 associated with the value of an equity investment in another licensee was written off along with the associated deferred revenue balance, the remaining $357 balance was written off as part of the restructuring charge in the first quarter of 2001.

Note 3. Net Loss Per Share

    Basic and diluted net loss per share are the same for both periods presented since Preview was in a loss position in both periods. Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	Three Months Ended March 31,
	2001	2000
Stock options and warrants	4,318	3,680

Note 4. Stock Option Plans

    Pursuant to the terms of the plans, on January 1, 2001 the number of shares of the Company's Common Stock authorized for issuance under the 1998 Stock Option Plan, the 1999 Directors Stock Option Plan and the 1999 Employee Stock Purchase Plan were increased by 518, 150 and 345 shares, respectively.

Note 5. Related Party Transactions

    On March 13, 2001, the Company entered into an agreement to lend $225 to its Chief Executive Officer. The note receivable is full recourse, unsecured and bears interest at 6.25% per annum. The principal and unpaid interest are due in full on August 15, 2002, however, the note may be prepaid at any time without penalty.

    In addition, also on March 13, 2001, the Company modified the terms of several notes with the Chief Executive Officer. Specifically, the maturity dates on four notes aggregating $937 were extended from dates ranging between May 2001 and July 2002 to December 15, 2002. In addition, a separate note for $175 was modified to reflect a new interest rate of 6.25% per annum from March 13, 2001 through the new maturity date of August 15, 2002, rather than 11% per annum through the original maturity date of October 11, 2001.

    On March 20, 2001, G. Bradford Solso, Chief Operating Officer and Chief Financial Officer resigned. In accordance with our severance arrangement with Mr. Solso, he is entitled to receive cash severance payments of $425; reimbursement of up to $5 for tax and accounting advice with respect to his severance agreement; continuing coverage under the Company's director and officer liability insurance program for up to three years; and reimbursement for expenses related to medical, dental and vision insurance benefits through December 31, 2001. With respect to a promissory note for $975 from Mr. Solso for the purchase of 150 shares of our common stock, which had been subject to a right of repurchase by the company, the Company released 38 shares from its right of repurchase; repurchased 50 shares and applied the proceeds of the repurchase against the principal balance of the note; and forgave the remaining balance of $650 and associated accrued interest. All elements of Mr. Solso's severance arrangement are recorded as part of the restructuring charge in the first quarter of 2001.

Note 6. Restructuring and Other Costs

    In February 2001, we announced that we are exploring strategic alternatives for the Company, including the sale of all or parts of the Company. As a result, we took a variety of actions, which resulted in charges to restructuring and other costs during the first quarter of 2001 totaling $3,501. The $3,501 restructuring charge includes the write-off of our equity investment in the licensee described in Note 2, the severance arrangement with Mr. Solso described in Note 5, $600 associated with our 25% reduction in workforce in February 2001 and $1,326 related to employee retention plans designed to encourage remaining employees to stay with the Company through the conclusion of the evaluation of strategic alternatives. Total cash retention and severance benefits included in the restructuring charge in the first quarter of 2001 were $2,405, of which $506 was paid in the first quarter of 2001. The balance is included in accrued liabilities at March 31, 2001 and will be paid primarily in the second quarter of 2001.

Note 7. Subsequent Event—Restructuring

    In April 2001, we further reduced our headcount down to approximately 40 people. Although the reductions have been significant, we have maintained appropriate staff to support all necessary activities, including support for existing customers, transfer of technology and accounts to a potential acquirer and to conclude any other business activities related to any potential transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands)

Forward Looking Statements

    This Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words like "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify forward-looking statements. This Form 10-Q also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of Internet use and electronic distribution and licensing of digital goods. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Registration Statement on Form S-1 and in our Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

    We generally provide rights to use our solution and ongoing customer support through annual licensing agreements. These agreements typically require the payment of network transaction fees based on a percentage of the sales fulfilled using our solution. Our customers typically commit to minimum network transaction fees that entitle them to fulfill an agreed amount of sales during the term of the agreement, typically one-year. Some or all of the minimum network transaction fees are prepaid upon signing the agreement. We record deferred revenue related to these fees and recognize them on a straight-line basis over the license period. To the extent sales fulfilled using our solution exceed the agreed amount of sales, we recognize incremental network transaction fees. We recognize these incremental network transaction fees when the amounts due are known.

    Service revenues generally consist of consulting, training and integration fees. We typically bill these services and recognize them as the related services are performed or when contract milestones are achieved.

    We entered into a three-year agreement with Sony Marketing of Japan ("Sony Marketing") in September 1998 that gave Sony Marketing the exclusive right to use and sublicense our solution in Japan, including future upgrades, enhancements and new products. The agreement also provided for training and support. We received non-creditable, upfront payments for the license, services and training to be performed by us. We recorded deferred revenue on these upfront fees and recognized the license portion as network transaction fees on a straight-line basis over the term of the agreement. We recognized the service revenue as work was performed. In addition, beginning April 1999, Sony Marketing agreed to pay us network transaction fees based on a percentage of the revenue it received from distributing our solution and providing related services. In December 2000, we mutually agreed with Sony Marketing to terminate the contract effective March 31, 2001, one year earlier than originally scheduled. As part of the agreement, we paid Sony Marketing $460, an amount equal to the pro rata share of the unamortized upfront license fee as of the termination date of the contract. We have opened a wholly owned subsidiary in Japan to sell and support customers directly in this market effective April 1, 2001.

Recent Developments

    The market for distribution of digital content is developing more slowly than we originally anticipated. We believe that the overall infrastructure required to meet the global needs of the digital product industries is yet much larger than our current platform, and that significant ramp-up of digital product transaction revenues is well over a year away. Despite our solid cash reserves, we also appreciate that our industry is likely to consolidate and that our strengths may be best leveraged when combined with others. As a result, we have taken a variety of actions.

    In February 2001, we announced that we are exploring various strategic alternatives and are working to sell all or parts of our business. Consistent with this announcement, we have continued to reduce our staff to attempt to preserve the value of our assets to a potential acquirer and to maintain customer support and service levels. From a maximum of 142 people at the beginning of the first quarter of 2001, we reduced our staff to 96 in early February and have further reduced our headcount down to approximately 40 people as of May 1, 2001. Although the reductions have been significant, we have maintained staff to support existing customers, manage the potential transfer of technology and customers to a potential acquirer and conclude any other business activities related to any potential transaction. We have also implemented expense control measures to reduce discretionary spending, primarily in the area of marketing programs and in the use of outside contractors.

    No assurance can be given that we will be successful in completing any possible strategic alternatives currently being explored or that the alternative will enhance stockholder value. In addition, it is difficult to predict the impact of these announcements on our ability to finalize contracts with new customers, renew contracts with existing customers or retain key employees. As an example, our Chief Operating Officer and Chief Financial Officer and our Chief Technology Officer both resigned in March 2001.

Results of Operations

Revenue

    The Company's revenue is comprised of network transaction fees and service revenue. Total revenues decreased $131 or 8% to $1,538 for the quarter ended March 31, 2001 from $1,669 for the quarter ended March 31, 2000. Total revenue has decreased sequentially by quarter since the second quarter of 2000. One customer, Sony Marketing of Japan, accounted for 20% of total revenues in the first quarter of 2001. Three customers, Ingram Micro, Sony Marketing of Japan and ReleaseNow.com, accounted for 11.8%, 11.4% and 10.9%, respectively, of total revenues in the first quarter of 2000.

    Network transaction fees increased $201 or 16% to $1,436 in the first quarter of 2001 from $1,235 in the first quarter of 2000. However, network transaction fees decreased $145, or 9%, sequentially from the fourth quarter of 2000. Network transaction fees are primarily the recognition of minimum commitments, which are recognized ratably over the term of the contract or until the sales that underlie the commitments are exceeded.

    The increase in network transaction fees in the first quarter of 2001 over the first quarter of 2000 is primarily the result of the growth in our customer base and increased sales by our customers that are fulfilled by our solution. Sales by our four largest customers have grown throughout the past few quarters. In the first quarter of 2001, these four customers accounted for almost $14 million in software transactions, representing an 85% growth rate from the first quarter of 2000. In addition, all four of these customers have exceeded their minimum transaction commitments and are making incremental payments to us based on their transaction volume. However, the decrease in network transaction fees between the fourth quarter of 2000 and the first quarter of 2001 primarily relates to the expiration of contracts which were not renewed and the addition of few new contracts in the first quarter of 2001.

    Service revenues generally consist of consulting, training and integration fees. Service revenue, totaling $102 for the first quarter of 2001 decreased $332 from $434 for the first quarter of 2000 and decreased $169 from the fourth quarter of 2000. The decrease in service revenue relates in part to implementation delays dictated by some existing licensees, some customers choosing to implement our solution internally and fewer implementations and related services due to the signing of fewer new contracts.

Operating Expenses

    Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of hardware and software used in product development. Research and development costs are expensed to operations as incurred. Research and development expenses increased 40% to $3,947 in the first quarter of 2001 from $2,819 in the first quarter of 2000. This increase is primarily attributable to increases in salaries and related personnel expenses, consultant fees and facilities costs as we expanded our platform to support multiple digital goods and expanded our service engineering capabilities to support integration into our customer environments. In addition, an increase in royalties related to the licensing of certain technology for the distribution of music also contributed to the increase. However, research and development expense decreased $52 from $3,999 in the fourth quarter of 2000. We expect research and development expenses to decrease in future periods as our technical staff was impacted by our April 2001 reduction in force and as we stop development on new capabilities and focus on support of the existing customer base.

    Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, product marketing, and marketing communications. In addition, these costs include consultant fees, promotional materials, trade show exhibits and other marketing program expenses. Sales and marketing expenses increased slightly to $2,982 in the first quarter of 2001 from $2,973 in the first quarter of 2000. However, sales and marketing expenses decreased $657, or 18%, from $3,639 for the fourth quarter of 2000. Sales and marketing decreased substantially from the fourth quarter of 2000 primarily as a result of our recent workforce and other cost reductions. A significant portion of our cost reductions were in the areas of sales and marketing as we chose to reduce spending in these areas reflecting the overall slower growth we expect in the market. We expect sales and marketing expenses to decrease in future periods as our cost reduction measures are fully implemented.

    General and administrative expenses consist primarily of salaries and related expenses for executive, human resources, accounting and administrative personnel, professional services and general corporate expenses. General and administrative expenses increased $386 to $1,401 in the first quarter of 2001 from $1,015 in the first quarter of 2000 and increased $283 from $1,118 in the fourth quarter of 2000. The increase is primarily attributable to the increase in bad debt expense and legal expenses. The Company increased its allowance for doubtful accounts reflecting a worsening economic environment for some of its customers. In addition, we incurred one-time legal costs during the first quarter of 2001 associated with the Network Commerce settlement. We expect general and administrative costs to decline in the near term due to our recent cost cutting measures.

    In February 2001, we announced that we are exploring strategic alternatives for the Company, including the sale of all or parts of the Company. As a result, we took a variety of actions, which resulted in charges to restructuring and other costs during the first quarter of 2001 totaling $3,501. The $3,501 restructuring charge includes the write-off of our equity investment in the licensee described in Note 2, the severance arrangement with Mr. Solso described in Note 5, $600 associated with our 25% reduction in workforce in February 2001 and $1,326 related to employee retention plans designed to encourage remaining employees to stay with the Company through the conclusion of the evaluation of strategic alternatives. Total cash retention and severance benefits included in the restructuring charge in the first quarter of 2001 were $2,405, of which $506 was paid in the first quarter of 2001. The balance is included in accrued liabilities at March 31, 2001 and will be paid primarily in the second quarter of 2001.

    In addition, we expect to take an additional restructuring charge of between $4,500 and $5,000 in the second quarter of 2001 related to our April 2001 reduction in workforce and for the costs associated with executive retention and severance plans which have been put in place to secure services through the completion of the Company's evaluation of strategic alternatives.

    Acquisition related costs, which totaled $923 in the first quarter of 2001 and $519 in the first quarter of 2000, include the amortization of patents and other intangibles. In addition, the first quarter of 2001 amount includes $457, which represents expenses incurred in evaluating various strategic alternatives for the Company.

    Stock based compensation of $483 for the first quarter of 2001 relates to the issuance of common stock options to non-employees or to employees at below the fair market value of the Company's common stock. The $2,814 of stock based compensation in the first quarter of 2000 primarily related to the vesting during the quarter of a portion of the warrant issued to Virgin Holdings, Inc. based on achievement of pre-determined performance criteria related to market development activities.

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

Interest Income

    Interest income decreased to $1,185 in the first quarter of 2001 from $1,465 in the first quarter of 2000 as a result of decreased cash and investment balances, as the Company utilizes its cash for current operations. We expect interest income to continue to decline in the near term as interest rates decline and we use cash in operations.

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

    At March 31, 2001, we had working capital of $68,178, including $61,107 of cash and cash equivalents and $9,593 of marketable securities. We used $6,301 for operations during the quarter ended March 31, 2001 compared to $4,584 in the first quarter of 2000. We also had net proceeds of $27,363 from the maturity of short and long-term marketable securities during the quarter ended March 31, 2001. Long-term marketable securities of $2,077 relate to highly liquid investments with maturities beyond 12 months, but less than 24 months from March 31, 2001. Our investment of $343 relates to an equity investment in a licensee.

    We have a $5,000 line of credit with Silicon Valley Bank, which matures August 4, 2001 and is collateralized by all assets except cash, highly liquid investments and intellectual property. The line of credit will be used for short-term working capital requirements and will allow us to issue letters of credit or enter into foreign exchange contracts as necessary to hedge any possible future foreign currency exposures. At March 31, 2001, we did not have any amounts outstanding under this line of credit.

    Current and long-term accounts receivable were $2,904 and $300, respectively, at March 31, 2001 compared to $4,741 and $300, respectively, at December 31, 2000. The decrease was primarily attributable to cash collections in excess of the addition of new contracts. Days sales outstanding at March 31, 2001 was 172 compared to 234 at December 31, 2000. We generally book the full value of multi-year agreements as accounts receivable and deferred revenue, resulting in a portion of our accounts receivable balance which is not contractually due to be paid as of the balance sheet date. These amounts are fully offset by deferred revenue. Excluding the amounts not contractually due results in days sales outstanding of 91 and 100 days as of March 31, 2001 and December 31, 2000, respectively. As a result of the worsening economic conditions for some of our customers, we recorded bad debt expense during the quarter of approximately $250 and have a remaining allowance for doubtful accounts as of March 31, 2001 of $400. We believe that our allowance for doubtful accounts is adequate.

    Accrued liabilities were $3,878 at March 31, 2001 compared to $3,218 at December 31, 2000. The increase is primarily attributable to accrued restructuring costs at March 31, 2001, offset by a decrease of the accrued Sony Marketing of Japan termination fee, accrued license acquisition cost and accrued marketing expense.

    Deferred revenue represents unamortized revenue, which, in accordance with our revenue recognition policy, is amortized over the contract period. Deferred revenue decreased $1,207, or 31%, to $2,649 at March 31, 2001 from $3,856 at December 31, 2000. The decrease is primarily attributable to the amortization of existing licensing agreements with customers. Current deferred revenue at March 31, 2001 was $2,148 compared to $2,993 at December 31, 2000.

Risk Factors

    You should carefully consider the risks described below in evaluating our company. In addition, you should keep in mind that the risks described below are not the only risks that we face. The risks described below are the risks that we currently believe are material risks. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. Moreover, you should refer to the other information contained in this Form 10-Q and in our Form 10-K for our fiscal year ended December 31, 2000 for a better understanding of our business. All dollar references are in thousands.

    Our business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by these risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are in negotiations to sell all or parts of our business. Negotiations such as these are complex and costly and, even if successful, any transaction involves many risks.

    In February 2001, we announced that we are exploring strategic alternatives to increase stockholder value and are in negotiations to sell all or parts of our business. No assurance can be given that these activities will culminate in a transaction that would increase stockholder value. These activities may adversely affect our relationships with our current and prospective customers, employees and management. These activities are time consuming and could divert management's attention from our business and prove disruptive to our customers and employees. These activities are also costly in that they result in significant legal and investment banking expenses, regardless of whether or not a transaction is ultimately concluded.

    In addition, these types of transactions create numerous other potential risks and costs, even if successfully closed, such as:

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

    The success of our business model depends upon our ability to generate network transaction fees based on a percentage of the sales fulfilled by our customers using our solution. Our customers have had limited experience using our solution to distribute their products and our current business model has not generated sufficient revenues to sustain our business. The failure of customers to sell significant amounts of digital goods using our solution has resulted in slower revenue growth than anticipated. We depend on our existing and future customers to use and to facilitate the use of our solution and the failure of our customers to do so has caused and will continue to cause our revenues to be below levels sufficient to sustain our business. To date, we have not been able to generate significant network transaction fees under this transaction fee model, nor do we expect to generate significant revenues from this source in the foreseeable future. Because we have been unable to generate significant revenues from network transaction fees, our current revenues, consisting primarily of annual minimum network transaction fees payable upon execution and renewal of customer agreements, has been insufficient to sustain our business.

    Moreover, we may not be able to grow our business using our current business model, because our existing customers may not elect to renew their agreements or they, as well as future customers, may seek more favorable terms or may seek to use different business models, such as the payment of a one-time license fee instead of ongoing network transaction fees. Any of these changes may result in a decrease in our revenues. We are currently negotiating with Ingram Micro, one of our largest customers, regarding the terms of its agreement, which may have the effect of modifying the manner in which we would be entitled to receive fees from them. Further, since our announcement in February 2001 that we were exploring strategic alternatives, prospective customers may be reluctant to use our solution and our current customers may not renew their agreements given the uncertainty surrounding our business.

Our limited operating history makes it difficult for you to evaluate our business and your investment.

    We were formed in April 1998 to acquire all of the outstanding equity interests of Preview Software and Portland Software. These acquisitions closed in August 1998. Prior to August 1998, Portland Software and Preview Software had achieved only limited distribution of their respective products. For example, in 1998, 1997, and 1996, total revenues generated by both businesses combined were $809, $763, and $335, respectively. For the years ended December 31, 2000 and 1999, our total revenues were $7,768 and $3,483, respectively. For the quarter ended March 31, 2001, our total revenues were $1,538. A majority of our significant customers entered into their agreements with us since September 1998. Accordingly, we have a limited operating history and you have little historical basis upon which to evaluate our business, products, markets and general prospects of your investment.

We have incurred significant net losses and we expect our losses will continue in the future.

    As of March 31, 2001, we had an accumulated deficit of $65,995. We experienced a net loss of $10,551 for the quarter ended March 31, 2001, and net losses of $24,502, $17,054 and $11,276 for the years ended December 31, 2000, 1999 and 1998, respectively. We have not achieved profitability and we expect significant operating losses and negative cash flow to continue through at least the end of 2001, and possibly longer.

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

    In February 2001, we announced that we were exploring strategic alternatives, including the sale of all or parts of our business and reduced our work force by approximately 25% as part of a cost cutting measure. In April 2001, we further reduced our workforce and now employ approximately 40 people. These actions have created significant uncertainty for our remaining work force and have resulted, and may continue to result, in the loss of key personnel, including key members of our management.

    In March and April 2001, the Company created a retention and severance program for its remaining officers. There are no assurances that this program will be successful in retaining our remaining officers.

If a significant number of distribution channel participants do not agree to sell digital goods through our solution, we may not be successful.

    The distribution channel for digital goods is complex and multi-tiered, consisting of publishers, which sell to distributors, resellers and end customers; distributors, which sell to resellers; original equipment manufacturers, which sell to resellers and end customers; and resellers, which sell to end customers. Because a significant number of these channel participants have yet to adopt our solution in a timely manner, we have not achieved the critical mass of participants we believe necessary for our success. Our success depends on the adoption of our solution not only by our customers, but by the distribution channel partners of our customers as well. For example, in order for a distributor to sell digital goods using our solution, the publisher of the goods must consent to distribute its goods electronically and the reseller of the goods must also agree to use our solution. We do not know whether our customers' distribution channel partners will agree to use our solution. We depend on our customers to obtain publisher consents and to facilitate the adoption of our solution by their distribution channel partners. As a significant number of our customers' distribution channel partners have not agreed to sell digital goods through our solution, we have not been able to earn enough revenues from our network transaction fees to become profitable or execute our business model. To date, we have not been successful in attracting the critical mass of channel participants necessary for our success.

The loss of any of our current major customers would cause our revenues to decline. Our contract with Sony Marketing, which has been our largest customer, was terminated effective March 31, 2001.

    Sony Marketing of Japan accounted for 15%, 26% and 45% of our total revenues in 2000 1999, and 1998, respectively and 20% of our revenues in the first quarter of 2001. Ingram Micro accounted for 7% and 12% of our total revenues in 2000 and 1999, respectively. While we reduced our reliance on major customers during 2000, we expect that our larger customers will continue to account for a substantial portion of our revenues for the foreseeable future. Contracts with our customers are generally short term in nature, varying in length from one to three years, and can be terminated by the customer on short notice without significant penalties. A failure to renew, the termination of, or a renewal on less favorable terms to us of, any of these agreements, would result in a loss of a large portion of our revenues.

    We mutually agreed with Sony Marketing of Japan to terminate our agreement effective March 31, 2001, resulting in the loss of any future revenues associated with this major customer. Further, we are currently negotiating with Ingram Micro regarding the terms of a new agreement. Ingram Micro is currently on a month to month extension of its original agreement, which expired on June 30, 2000. No assurance can be given that we will be successful in negotiating a long-term contract with Ingram Micro or that the terms will not be less favorable than the terms of the current agreement.

If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we may be unable to increase our revenues or become profitable.

    Sales of Microsoft products accounted for approximately 11% of worldwide packaged software sales in 2000 according to International Data Corporation. If Microsoft does not consent to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, we will lose a significant revenue opportunity. Additionally, Microsoft may initiate its own standard for the electronic distribution of its software over the Internet. To date, Microsoft has not agreed to make its products available to channel participants using our solution. Microsoft has also recently initiated programs for the secure electronic distribution of music. If distribution channel participants favor Microsoft's existing or future solution for electronic distribution of digital goods, we may be unable to increase our revenues or become profitable. Even if Microsoft consents to the electronic distribution of its products through distributors using our solution or adopt our solution for direct sales, this may not produce significant revenue for the Company.

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

    Further, since our announcement in February 2001 that we are exploring strategic alternatives, prospective customers may be reluctant to use our solution given the uncertainty surrounding our business and may seek additional assurances before signing a contract with us. In addition, recent worsening economic developments may cause delays in the approval of new initiatives to deploy Internet infrastructure solutions, reducing further our ability to close new contracts.

Our solution has not been used under high-volume transaction conditions and it may not meet the demands of our high-volume customers.

    Our solution has not yet been subjected to the volume of business and the complexity we anticipate will be required to fully support the future transactions of our largest customers. If our solution is not capable of processing the necessary volume of transactions, our business may be seriously harmed because the number of revenue generating transactions using our solution will be limited, customers may elect to use another solution and we may be exposed to adverse publicity. In addition, it is likely that production software tools, diagnostic tools and maintenance upgrades, as well as significant financial and other resources, would be required to achieve reliability and resolve technical issues related to large-scale transactions. Certain strategic alternatives that we are considering may make us unable to commit the resources necessary to begin or complete efforts to resolve these issues.

If our maintenance and upgrades to our solution disrupt our customers' operations, we may suffer lost revenues and harm to our reputation.

    We will need to upgrade and improve our solution periodically. Upgrading or deploying a new version of our solution requires the cooperation of our existing customers and their network participants. These network participants may be reluctant to upgrade our solution since this process can be complicated and time-consuming and poses the risk of network failures. If our periodic upgrades and maintenance cause disruptions, we will lose revenue generating transactions, our customers may elect to use other solutions and we may also be the subject of negative publicity that may further adversely affect our business and reputation. Certain strategic alternatives that we are considering may make us unable to commit the resources necessary to begin or complete efforts to resolve these issues.

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

    We have, in the past, experienced, and continue to experience, delays in the period between entering into a licensing arrangement and the time a customer commercially deploys our solution. We expect that this period will continue to vary widely from customer to customer. Certain strategic alternatives that we are considering may cause us to be unable to assist our customers in their deployment of our solution.

Variations in the volume of sales of digital goods and services over the Internet may cause fluctuations in our quarterly operating results, which could cause our stock price to decline.

    The amount of network transaction fees we receive in any given quarter will depend on the sales of digital goods that occur using our solution. Because sales of digital goods using our solution are outside of our control, it will be difficult for us to make accurate quarterly revenue projections, even if our solution is deployed commercially by our licensees. In addition, our revenues will depend on the number of new deployments of our solution that occur in a particular quarter. However, in the short term, our operating expenses are relatively fixed and based in part on our revenue projections. As a result, if our revenue projections are not accurate for a particular quarter, our operating results for that quarter could fall below the expectations of analysts and investors. To date, the sale of digital goods has progressed slower than we had anticipated and our customers have not used our solution to the degree we projected. Recently, we have failed to meet our revenue projections and our operating results have been below what industry analysts predicted. Failure to meet these expectations contributed to the decline of the market price of our common stock during this time and may continue to do so in the foreseeable future.

Security breaches to our encryption technology may harm our reputation and business and may cause us to expend significant additional resources to protect against future breaches.

    Individuals, referred to as crackers, have, in the past, gained unlicensed access to secured digital goods distributed through our solution. While we expend significant efforts to make unauthorized access increasingly difficult, we expect that determined crackers will continue their attempts to crack our solution and may prove successful. We may have to expend significant resources to alleviate problems caused by these attempts to crack our solution. Certain strategic alternatives that we are considering may leave us unable to commit the resources needed to alleviate these problems.

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

    We introduced a managed service offering in the fourth quarter of 2000 and incurred the capital costs required to operate our technology on behalf of future customers. To date, we have had limited success in selling our managed service offering. In addition, we have limited experience in operating our technology on behalf of customers. We are required to provide payment processing, customer support and merchandising services, all of which are new to our business and may result in unforeseen costs. We cannot assure you that this new service will be successful or, even if we are successful in attracting new customers, that we will recognize significant revenues. Certain strategic alternatives that we are considering may cause us to be unable to assist our customers in their deployment of our solution.

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

  •
  Certain strategic alternatives that we are considering, if consummated, may leave us unable to invest the resources necessary to make our efforts successful.

Our intellectual property rights are difficult and costly to protect because our industry is characterized by the existence of a large number of patents and frequent litigation. This may place a significant burden on our management team and may make it difficult for us to operate our business successfully.

    The digital encryption and distribution industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of other intellectual property rights. We regard our patents, copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We have 11 patents issued or allowed, and an additional 19 applications pending with the United States Patent and Trademark Office and an additional 13 patent applications pending in foreign jurisdictions. Our proprietary technologies will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or copyrights or are effectively maintained as trade secrets. These legal protections afford only limited protection and may be time consuming and expensive to defend. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of management and technical resources away from our business operations. Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. If we are not able to protect our intellectual property rights, our business may not succeed. Additionally, if we choose to enter into certain strategic alternatives, we may be unable to protect our intellectual property.

Factors outside our control may limit our expansion in international markets and may prevent us from developing international revenues.

    Although we sell our solution to customers outside the United States, we might not succeed in expanding our international presence. To date, we have relied on Sony Marketing of Japan to distribute our products in Japan, but effective April 1, 2001, we began selling and promoting our products directly through our wholly owned subsidiary in Japan. Our success in Japan will be dependent on our ability to successfully transition support for existing customers from Sony Marketing to our internally managed activity and on our ability to attract and service new customers in that market.

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

    We require substantial working capital to fund our business. We expect our existing capital resources to be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. This could seriously harm our business and operating results. Furthermore, if we issue additional equity securities, stockholders may experience dilution, and the new equity securities could have rights senior to those of existing holders of our common stock. If we raise additional funds through the issuance of debt securities, holders of these securities could have rights, preferences, and privileges senior to holders of common stock, and the terms of this debt could impose restrictions on our operations. If we need to raise funds and cannot do so on acceptable terms, we may not be able to develop or enhance our solution, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. Additionally, our announcement in February 2001 of our exploration of strategic alternatives could cause investors to be reluctant to invest in our debt or equity securities.

Our executive officers and directors continue to have substantial ownership control over us, which provides them significant influence over the approval of actions submitted to shareholders.

    As of May 1, 2001, our executive officers, directors and entities affiliated with them and affiliates, in the aggregate, beneficially owned approximately 34% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly the election of directors and all other matters requiring approval by our stockholders.

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

    Substantial sales of our common stock could depress our stock price. If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Based on 17,321,486 shares outstanding as of May 1, 2001, we had 17,258,976 shares of common stock eligible for sale in the public market. The remaining shares of common stock outstanding will be eligible for sale upon the lapse of our repurchase options on various dates through July 2003.

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

    In addition, our business will be seriously harmed if publishers, distributors or resellers of digital goods are unwilling to sell their digital goods over the Internet. These factors are outside of our control. To date commerce in digital goods has not achieved widespread market acceptance or significant growth, and industry analysts, such as Forester Research Inc. and International Data Corporation, have reduced their growth projections for the industry. We have been unable to generate sufficient revenue to sustain our business.

Our market is subject to rapid technological changes. We may not be able to introduce new products and enhancements on a timely basis, impairing our ability to generate future revenue.

    The market for electronic distribution and licensing of digital goods is fragmented and marked by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, and changes in customer demands. There is currently no standard for electronic distribution and licensing of digital goods. New products based on new technologies or new industry standards can quickly render existing products obsolete and unmarketable. In the past, we have experienced delays in new product releases and we may experience similar delays in the future. Any continued or additional delays in our ability to develop and release enhanced or new systems could seriously impair our ability to generate future revenue.

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

  •
  breadth of products and services;

  •
  price; and

  •
  speed of deployment.

    Many of our current and potential competitors have longer operating histories, existing significant revenue streams, larger customer bases, greater brand recognition, larger market capitalization and much greater financial, marketing and other resources than we do. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with competitors as the use of the Internet and other online services increases. Increased competition may result in reduced prices, and loss of market share may negatively impact our ability to obtain network transaction fees. In addition, adoption by publishers, distributors and resellers of competing systems may significantly limit the size of the potential market for our solution. To date we have not been able to compete successfully against current and future competitors, and any inability to do so would materially adversely affect our business.

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

    In October 2000, Network Commerce, Inc. filed a civil action against us in the Federal District Court for the Western District of Washington in Seattle. The complaint alleged that we infringed U.S. Patent No. 6,073,124. Service was accomplished on February 28, 2001. In March 2001, the Company and Network Commerce, Inc. signed a settlement agreement, mutual release and covenant not to sue. As a result, the Company obtained a perpetual license to use the technology. The cost of the license agreement, which is not material to our financial position, was accrued and capitalized as an intangible asset as of December 31, 2000. The cost of the license will be amortized over five years. In the future, we, or our licensees, could be found to infringe upon the patent rights of TAU Systems, E-Data, Network Commerce or other companies.

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

  •
  sales of common stock;

  •
  other events or factors, many of which are beyond our control; and

  •
  our February 2001 announcement that we are exploring strategic alternatives.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    In October 2000, Network Commerce, Inc. filed a civil action against us in the Federal District Court for the Western District of Washington in Seattle, case number C00-1790L. The complaint alleged that we infringed U.S. Patent No. 6,073,124. Service was accomplished on February 28, 2001. In March 2001, the Company and Network Commerce, Inc signed a settlement agreement, mutual release and covenant not to sue. As a result, the Company obtained a perpetual license to use the technology. The cost of the license agreement, which is not material to our financial position, was accrued and capitalized as an intangible asset as of December 31, 2000. The cost of the license will be amortized over five years.

    See also "Risk Factors—We may be sued for violating the intellectual property rights of others" and "We have been, and may in the future be, subject to litigation that may adversely affect us."

Item 2. Changes in Securities and Use of Proceeds

    The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999. In that offering, the Company sold an aggregate of 4,370,000 shares of its common stock with net offering proceeds of $82.4 million. As of March 31, 2001, the Company had used approximately $29.2 million of those proceeds as follows:

Cash loss from operations	$26.1 million
Working capital	(0.5) million
Purchases of property and equipment	3.1 million
Purchases of intangible assets	0.5 million

$29.2 million

    At March 31, 2001, accrued restructuring includes approximately $479,000 of cash payments to be made in accordance with the former Chief Financial Officer and Chief Operating Officer's severance arrangement with the Company. This amount will primarily be paid in the second and third quarters of 2001. No other payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10.1	Loan agreement dated March 13, 2001 between Preview Systems, Inc. and Vincent Pluvinage.
10.2	Amended loan agreements dated March 13, 2001 between Preview Systems, Inc. and Vincent Pluvinage.
10.3	Retention, Severance and Accelerated Vesting Agreement dated March 16, 2001 between Preview Systems, Inc. and Jeff Brown.(1)
10.4	Separation Agreement and Mutual Release dated April 4, 2001 between Preview Systems, Inc. and G. Bradford Solso.

(1)
Substantially identical agreements exist for Dave Martin, Lillian Maremont and Mike Davison, all officers of the Company.

(b)  Reports on Form 8-K

    The Company filed one report on Form 8-K during the quarter ended March 31, 2001 under Item 5. Other Events, regarding the appointment of a new Chief Financial Officer, dated March 21, 2001 and filed March 27, 2001

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 11, 2001	PREVIEW SYSTEMS, INC.
	By:	/s/ ROGER ROWE Roger Rowe Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Information
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In Thousands)
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
  SIGNATURES