Form 10-Q
period 2001-06-30
PREVIEW SYSTEMS INC
filed 2001-08-13
CIK 1091271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000–28329

PREVIEW SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	770485517
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1000 SW Broadway Suite 1750
Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503 220-2300
1195 West Fremont Boulevard, Sunnyvale, California 94087
(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒              No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0002 par value	17,719,635
(Class)	(Outstanding at August 1, 2001)

PREVIEW SYSTEMS, INC
FORM 10-Q
INDEX

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,695	$40,432
Short-term marketable securities	1,973	38,033
Accounts receivable, net of allowance for uncollectible accounts of $525, and $232, respectively	2,209	4,741
Prepaid expenses	704	1,187
Other current assets	350	957

Total current assets	69,931	85,350

Property and equipment, net of accumulated depreciation of $2,598 and $2,133	2,734	3,129
Intangibles, net of accumulated amortization of $6,379 and $5,333	856	1,902
Other assets	481	207
Investments	343	935
Long-term marketable securities	–	1,000
Long-term receivables	–	300

Total assets	$74,345	$92,823

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$4	$117
Accounts payable	459	754
Accrued liabilities	3,900	3,218
Deferred revenue	2,310	2,993

Total current liabilities	6,673	7,082

Capital lease obligations, less current portion	5	24
Other liabilities	142	184
Deferred revenue, less current portion	–	863

Total liabilities	6,820	8,153

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized - 5,000 shares; none issued and outstanding	–	–
Common stock, $0.0002 per share par value:
Authorized - 75,000 shares; issued and outstanding 17,604 and 17,257 shares	3	3
Additional paid-in capital	143,831	143,492
Stockholder notes receivable	(937)	(1,912)
Deferred compensation	(29)	(1,449)
Accumulated comprehensive loss - foreign currency translation adjustment	(48)	(20)
Accumulated deficit	(75,295)	(55,444)

Total stockholders' equity	67,525	84,670

Total liabilities and stockholders' equity	$74,345	$92,823

The accompanying notes are an integral part of these consolidated balance sheets.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues
Network transaction fees	$840	$2,055	$2,276	$3,290
Services	35	350	137	784

Total revenues	875	2,405	2,413	4,074

Operating expenses:
Research and development	2,163	3,231	6,110	6,050
Sales and marketing	1,335	3,402	4,317	6,375
General and administrative	1,043	1,025	2,444	2,040
Restructuring and other costs	4,600	-	8,101	-
Acquisition related costs	901	519	1,824	1,038
Stock based compensation	944	1,098	1,427	3,912

Total operating expenses	10,986	9,275	24,223	19,415

Loss from operations	(10,111)	(6,870)	(21,810)	(15,341)

Other income (expense):
Interest income	842	1,638	2,027	3,103
Interest expense	(6)	(12)	(11)	(26)
Other, net	(25)	(23)	(57)	(50)

Total other income	811	1,603	1,959	3,027

Net loss	$(9,300)	$(5,267)	$(19,851)	$(12,314)

Basic and diluted net loss per share	$(0.53)	$(0.31)	$(1.15)	$(0.73)

Shares used in per share calculations	17,388	16,961	17,331	16,879

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(19,851)	$(12,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring charge	1,007	–
Depreciation and amortization	1,698	1,515
Other non-cash expenses	1,427	3,570
Loss on sale of fixed assets	30	29
Changes in operating assets and liabilities:
Accounts receivable	2,532	(1,947)
Prepaid expenses and other current assets	915	(738)
Long-term receivables and other assets	201	(612)
Accounts payable	(295)	(577)
Accrued liabilities	682	433
Deferred revenue	(1,311)	2,432
Other liabilities	(42)	(60)

Net cash used in operating activities	(13,007)	(8,269)

Cash flows from investing activities:
Purchase of investments	(15,129)	(25,037)
Sales or maturities of investments	52,189	8,164
Purchases of property and equipment	(352)	(1,601)
Proceeds from sale of equipment	37	44

Net cash provided by (used in) investing activities	36,745	(18,430)

Cash flows from financing activities:
Repayments under line of credit, notes payable and long-term debt	–	(79)
Payment of obligations under capital leases	(132)	(92)
Issuance of common stock in public offering, net of issuance costs	–	11,118
Issuance of common stock pursuant to the exercise of options and warrants	604	459
Issuance of common stock pursuant to the employee stock purchase plan	53	581

Net cash provided by financing activities	525	11,987

Net increase (decrease) in cash and cash equivalents	24,263	(14,712)

Cash and cash equivalents:
Beginning of period	40,432	71,437

End of period	$64,695	$56,725

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
Pro Forma Balance Sheet
(Liquidation Basis of Accounting)
June 30, 2001

	Preview Systems Inc.	Aladdin Knowledge Systems	Matsushita Electric	Liquidation Adjustments		Pro Forma Adjustments		Preview Systems, Inc. Pro Forma

Assets
Current assets:
Cash and cash equivalents	$64,695	$–	$–	$–		$5,826	(a)	$70,521
Short-term investments	1,973	–	–	–		–		1,973
Accounts receivable, net	2,209	(1,193)	(180)	(236	) (b)	–		600
Prepaid expenses	704	–	(136)	(568	) (b)	–		–
Other current assets	350	–	–	–		–		350

Total current assets	69,931	(1,193)	(316)	(804)		5,826		73,444

Property and equipment, net	2,734	(572)	–	(1,962	) (c)	–		200
Intangibles, net	856	(856)	–	–		–		–
Long-term investments	343	–	–	(343	) (d)	–		–
Other assets	481	–	–	–		–		481

Total assets	74,345	(2,621)	(316)	(3,109)		5,826		74,125

Liabilities
Current liabilities:
Current portion of capital lease obligations	4	–	–	–		–		4
Accounts payable	459	–	–	–		–		459
Accrued liabilities	3,900	(100)	(90)	2,140	(e)	–		5,850
Deferred revenue	2,310	(1,281)	(255)	(774	) (b)	–		–

Total current liabilities	6,673	(1,381)	(345)	1,366		–		6,313

Capital lease obligations, less current portion	5	–	–	–		–		5
Other liabilities	142	(142)	–	–		–		–

Total liabilities	6,820	(1,523)	(345)	1,366		–		6,318
								–

Net assets in liquidation	$67,525	$(1,098)	$29	$(4,475)		$5,826		$67,807

(a)	Cash received from transactions with:
Aladdin	$4,912
MEI	$914

$5,826

(b)	Represents the adjustment of accounts receivable balance to what is expected to be realized and adjusts prepaid expenses and deferred revenue to estimated net realizable value.

(c)	Represents the write-down of remaining property and equipment to estimated net realizable value.

(d)	Represents the write-off of an equity investment in a licensee.

(e)	Represents the accrual of additional liquidation related liabilities, which represent management's best estimates of all costs to wind down the Company from July 1, 2001. Such costs include additional insurance, lease termination fees and all other costs associated with winding down the business. Actual results may vary from this estimate.

The accompanying notes are an integral part of this pro forma consolidated balance sheet.

PREVIEW SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation
The financial information included herein for the three and six-month periods ended June 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from Preview Systems, Inc.'s (“Preview” or the “Company”) 2000 Annual Report on Form 10-K and Form 10-K/A, but does not include all disclosures required by generally accepted accounting principles. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Preview’s 2000 Annual Report on Form 10-K and Form 10-K/A. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the full year.

The accompanying unaudited pro forma balance sheet as of June 30, 2001 has been prepared to present the effect of the disposition by the Company of certain assets related to its electronic software distribution business to Aladdin Knowledge Systems, Ltd. (“Aladdin”) and its source code license agreement for its electronic music distribution products with Matsushita Electric Industrial Co., Ltd. (“MEI”), as well as the dissolution and liquidation of the Company as approved by the stockholders of the Company on July 13, 2001.  The pro forma balance sheet has been prepared based upon the historical financial balance sheet of the Company as if the transactions had occurred at June 30, 2001.  The remaining assets and liabilities are reflected at their estimated net realizable values at June 30, 2001 using the liquidation basis of accounting.  See Notes 6. and 7. for more detailed information concerning the Company’s sale of certain assets and its plan of dissolution and liquidation.

Note 2.  Investment in Licensee
Investments represent the value of equity investments in licensees. The equity in the licensees was received as partial consideration for entering into license arrangements. These investments were recorded at the fair market value upon receipt of the equity instrument, using the Black-Scholes method, as appropriate, and are accounted for using the cost method. The carrying value of investments is reviewed whenever circumstances occur which indicate that the carrying value may not be recoverable. The value of the investments are recorded as deferred revenue and are amortized to network transaction fee revenues over the life of the license arrangement with the licensee. In the first quarter of 2001, an investment of $592 associated with the value of one equity investment was written off along with the associated deferred revenue balance.

Note 3.  Net Loss Per Share
Basic and diluted net loss per share are the same for both periods presented since Preview was in a loss position in both periods.  Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	Three and Six Months Ended June 30,

	2001	2000

Stock options and warrants	2,751	4,689

Note 4.  Stock Option Plans
Pursuant to the terms of the plans, on January 1, 2001 the number of shares of the Company’s Common Stock authorized for issuance under the 1998 Stock Option Plan, the 1999 Directors Stock Option Plan and the 1999 Employee Stock Purchase Plan were increased by 518, 150 and 345 shares, respectively.

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

On June 30, 2001 the Chief Executive Officer received a retention payment of $98, which was applied to his $175 outstanding note, leaving a balance of $77 at June 30, 2001.

On March 20, 2001, G. Bradford Solso, Chief Operating Officer and Chief Financial Officer resigned. In accordance with the severance arrangement with Mr. Solso, he is entitled to receive cash severance payments of $425; reimbursement of up to $5 for tax and accounting advice with respect to his severance agreement; continuing coverage under the Company’s director and officer liability insurance program for up to three years; and reimbursement for expenses related to medical, dental and vision insurance benefits through December 31, 2001. With respect to a promissory note for $975 from Mr. Solso for the purchase of 150 shares of our common stock, which had been subject to a right of repurchase by the company, the Company released 38 shares from its right of repurchase; repurchased 50 shares and applied the proceeds of the repurchase against the principal balance of the note; and forgave the remaining balance of $650 and associated accrued interest. All elements of Mr. Solso’s severance arrangement are recorded as part of the restructuring charge in the first quarter of 2001.

Note 6.  Restructuring and Other Costs
In February 2001, we announced that we were exploring strategic alternatives, including the sale of all or parts of the Company. After negotiations with a third prospective acquiror halted in March 2001, we considered the various strategic alternatives available at that time and concluded that a further solicitation of proposals on a non-exclusive negotiation basis was in the best interests of the stockholders.  Accordingly, in April 2001, we invited twenty companies to participate in a competitive bidding process.  Of the twenty companies, thirteen received a confidential memorandum describing the Company.  Of the thirteen companies, six submitted proposals to acquire the Company or our assets.  We evaluated the six proposals based on various criteria, including return to stockholders, speed at which a transaction could be consummated, the financial strength and motivation of the bidder, the type of consideration offered and the reduction of ongoing risk to the Company and our remaining assets.  Accordingly, in May 2001, we announced we had signed a definitive agreement to sell our intellectual property and other assets related to our electronic software distribution business to Aladdin.  As a result, we have significantly reduced our staff and implemented retention plans for certain employees and officers to preserve the value of our assets and maintain support and service levels for our customers.  These actions have resulted in charges to restructuring and other costs during the first six months of 2001 totaling $8,101.

The restructuring charge consists of the following:

	Three Months Ended		Six Months
			Ended
	March 31, 2001	June 30 2001	June 30, 2001

Retention	$1,205	$1,043	$2,248
Severance	1,661	3,082	4,743
Payroll taxes	211	220	431
Investment write-off	357	–	357
Other	67	255	322

Total	$3,501	$4,600	$8,101

The balance included in accrued liabilities of $3,096 related to the restructuring charge at June 30, 2001 will primarily be paid in the third quarter of 2001.

Note 7.  Subsequent Events

Line of Credit Cancellation
On July 3, 2001, the Company cancelled its $5,000 line of credit with Silicon Valley Bank.  At June 30, 2001, there were no amounts outstanding under this line of credit.

Plan of Dissolution and Liquidation
On July 13, 2001, the stockholders of Preview approved the Plan of Dissolution and Liquidation (“the Plan of Dissolution”). Under the Plan of Dissolution, the Company will be liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro-rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on July 25, 2001.

On July 13, 2001 the stockholders of Preview also approved the terms of an Asset Purchase Agreement (the “Asset Sale”) with Aladdin, a provider of Internet and software security, headquartered in Tel Aviv, Israel. Under the terms of the Asset Sale, Aladdin paid $4,912 in cash for intellectual property and other assets related to our electronic software distribution business. The Asset Sale was completed on July 17, 2001.

On July 5, 2001, the Company signed a nonexclusive Perpetual Source Code License Agreement (“Source Code License”) with MEI, a leading manufacturer of consumer electronic devices, headquartered in Osaka, Japan. Under the terms of the Source Code License, MEI paid $914 in cash for a nonexclusive perpetual license to our source code for the digital distribution of music.

In accordance with the Plan of Dissolution, the Company set a final record date of July 25, 2001 and made an initial distribution of net available assets of $3.50 per share on August 10, 2001. The Company has retained a contingency reserve of approximately $5,300 in order to meet its obligations during the wind down of the business, which is anticipated to take three years.

As a result of the stockholder approval of the Plan of Dissolution and management’s intention to sell the assets of the Company, the liquidation basis of accounting and financial statement presentation has been adopted for periods subsequent to June 30, 2001.

Liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Therefore, the Company has accrued $2,140 as an estimate of all costs to be incurred by the Company from July 1, 2001 through the completion of the wind down.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Estimated net realizable value represents management’s best estimate as to liquidation value of the assets, net of selling expenses, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value.

Cashless Hold Program
The Company instituted the cashless hold program to allow employees and officers of the Company as of June 6, 2001 to elect to cancel their outstanding stock options in exchange for the right to participate in any distribution of net available assets as if they had already purchased their vested option shares.  Participants received the initial distribution of net available assets of $3.50 per share, net of any exercise price that they would have been required to pay had they exercised the options.  Officers and employees elected to cancel 547 shares to participate in this program.  The net amount paid to these officers and employees on August 10, 2001 as part of the initial distribution of net available assets was $748.

The total number of shares eligible for any future distributions of net available assets is 18,267.

Termination of 1999 Employee Stock Purchase Plan
Effective July 16, 2001, the Company terminated its 1999 Employee Stock Purchase Plan.

Class Action Lawsuit
On August 7, 2001, the Company became aware of a complaint that was filed in the United States District Court, Southern District of New York on behalf of plaintiffs in a purported class action.  The complaint states that the plaintiffs are Ellis Investments, Ltd. and other stockholders who purchased Preview Systems, Inc. Common Stock between December 7, 1999 and December 6, 2000.  The complaint names as defendants Preview Systems, Inc., BancBoston Robertson Stephens, Inc., Dain Rauscher Incorporated, and SoundView Technology Group, Inc., the Company’s underwriters in connection with the initial public offering (the “IPO”) of its shares (the “Underwriters”), Vincent Pluvinage (the Company’s Chief Executive Officer until August 10, 2001) and G. Bradford Solso (the Company’s former Chief Financial Officer).  The complaint charges defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions.  The complaint alleges that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between the Underwriters and certain investors to provide such investors with significant amounts of restricted Preview Systems shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between the Underwriters and certain customers under which the Underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Preview Systems shares in the aftermarket at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.    The Company intends to vigorously defend itself against these charges.

Termination of Chief Executive Officer
In connection with the Company’s Plan of Dissolution, the Company’s Chief Executive Officer, Vincent Pluvinage, was terminated effective August 10, 2001.  In accordance with his retention and termination agreements, Mr. Pluvinage received $300 in cash severance and $1,498 related to the forgiveness of outstanding notes and interest due to the Company and reimbursement of related income taxes.

Change in Board of Directors
In connection with the Company’s Plan of Dissolution, the Board of Directors was reduced from six members to three members effective August 10, 2001.  The remaining directors are Vincent Pluvinage, Donald Lucas, and Bruce Bourbon.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share amounts)

Forward Looking Statements
This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements concerning the Company’s future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. We use words like "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Definitive Proxy Statement dated June 6, 2001, our Form 10-K and Form 10-K/A for the year ended December 31, 2000, and in our Form 10-Q for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

Company Overview
Preview Systems was a provider of an Internet-based infrastructure solution that enables networks for distribution and licensing of digital goods.  Our solution linked software publishers and music labels to their channel partners and end-users worldwide, creating an end-to-end electronic distribution chain that manages the e-commerce of digital goods and associated licensing rights.

We generally provided rights to use our solution and ongoing customer support through annual licensing agreements. These agreements typically required the payment of network transaction fees based on a percentage of the sales fulfilled using our solution. Our customers typically committed to minimum network transaction fees that entitled them to fulfill an agreed amount of sales during the term of the agreement, typically one-year.  Some or all of the minimum network transaction fees were prepaid upon signing the agreement.  We recorded deferred revenue related to these fees and recognized them on a straight-line basis over the license period. To the extent sales fulfilled using our solution exceeded the agreed amount of sales, we recognized incremental network transaction fees. We recognized these incremental network transaction fees when the amounts due were known.

Service revenues generally consisted of consulting, training and integration fees. We typically billed these services and recognized them as the related services were performed or when contract milestones were achieved.

Recent Developments
The market for distribution of digital content is developing more slowly than we originally anticipated. We believe that the overall infrastructure required to meet the global needs of the digital product industries is yet much larger than our current platform, and that significant ramp-up of digital product transaction revenues is well over a year away. Despite our solid cash reserves, we also appreciate that our industry is likely to consolidate and that our strengths may be best leveraged when combined with others.  As a result, we have taken a variety of actions over the last several months.

In February 2001, we announced that we were exploring various strategic alternatives and working to sell all or parts of our business.  After negotiations with a third prospective acquiror halted in March 2001, we considered the various strategic alternatives available at that time and concluded that a further solicitation of proposals on a non-exclusive negotiation basis was in the best interests of the stockholders.  Accordingly, in April 2001, we invited twenty companies to participate in a competitive bidding process.  Of the twenty companies, thirteen received a confidential memorandum describing the Company.  Of the thirteen companies, six submitted proposals to acquire the Company or our assets.  We evaluated the six proposals based on various criteria, including return to stockholders, speed at which a transaction could be consummated, the financial strength and motivation of the bidder, the type of consideration offered and the reduction of ongoing risk to the Company and our remaining assets.  Accordingly, in May 2001, we announced we had signed a definitive agreement to sell intellectual property and other assets associated with our electronic software distribution business (“ESD”) to Aladdin Knowledge Systems, Ltd. (“Aladdin”). Consistent with these announcements, we have significantly reduced our staff and implemented retention plans for certain employees and officers in an attempt to preserve the value of our assets and maintain support and service levels for our customers. We have also implemented expense control measures to reduce discretionary spending, primarily in the area of marketing programs and in the use of outside contractors.

On July 5, 2001, the Company signed a nonexclusive Perpetual Source Code License Agreement (“Source Code License”) with Matsushita Electric Industrial Co., Ltd. (“MEI”), a leading manufacturer of consumer electronic devices, headquartered in Osaka, Japan. Under the terms of the Source Code License, MEI paid $914 in cash for a nonexclusive perpetual license to our source code for the digital distribution of music.

On July 13, 2001, the stockholders approved the Plan of Dissolution and Liquidation (“the Plan of Dissolution”). Under the Plan of Dissolution, the Company will be liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro-rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on July 25, 2001.

On July 13, 2001, the stockholders also approved the terms of an Asset Purchase Agreement (the “Asset Sale”) with Aladdin, a provider of Internet and software security, headquartered in Tel Aviv, Israel. Under the terms of the Asset Sale, Aladdin paid $4,912 in cash for assets related to our ESD business.  The Asset Sale was completed on July 17, 2001.

In accordance with the Plan of Dissolution, the Company set a final record date of July 25, 2001 and made an initial distribution of net available assets of $3.50 per share on August 10, 2001.  The Company has retained a contingency reserve of approximately $5,300 in order meet its obligations during the wind down of the business

Results of Operations

Revenue
The Company’s revenue is comprised of network transaction fees and service revenue. Total revenues decreased $1,530, or 63.6%, to $875 for the quarter ended June 30, 2001 from $2,405 for the quarter ended June 30, 2000.  Total revenues decreased $1,661, or 40.1%, to $2,413 for the six months ended June 30, 2001 from $4,074 for the comparable period of 2000. Total revenue has decreased sequentially by quarter since the second quarter of 2000. No one customer accounted for more than 10% of revenues during the second quarter of 2001. Two customers, Sony Marketing of Japan and Supertracks.com, accounted for 13% and 11%, respectively, of total revenues in the second quarter of 2000.

Network transaction fees decreased $1,215, or 59.1%, to $840 in the second quarter of 2001 from $2,055 in the second quarter of 2000, and decreased $596 sequentially from the first quarter of 2001. Network transaction fees decreased $1,014, or 30.8%, to $2,276 for the six months ended June 30, 2001 from $3,290 for the comparable period of 2000. Network transaction fees are primarily the recognition of minimum commitments, which are recognized ratably over the term of the contract or until the sales that underlie the commitments are exceeded. The decreases in network transaction fees primarily relate to the expiration of contracts, which were not renewed and the addition of few new contracts in the first half of 2001 due to our focus on evaluating strategic alternatives.

Service revenues generally consist of consulting, training and integration fees. Service revenue, totaling $35 for the second quarter of 2001 decreased $315, or 90.0%, from $350 for the second quarter of 2000.  Service revenues decreased $647, or 82.5%, to $137 for the first six months of 2001 from $784 in the first six months of 2000.  The decreases in service revenue relate primarily to fewer implementations and related services due to the signing of fewer new contracts in the first half of 2001 and our focus on evaluating strategic alternatives.

Operating Expenses
Research and development expenses consist principally of salaries and related personnel expenses, consultant fees and the cost of hardware and software used in product development.  Research and development costs are expensed to operations as incurred. Research and development expenses decreased 33.1% to $2,163 in the second quarter of 2001 from $3,231 in the second quarter of 2000.   Research and development expenses remained flat at $6,110 in the first six months of 2001 compared to $6,050 in the first six months of 2000.  The decrease in the second quarter of 2001 is due to reductions in headcount in the research and development area as we focused on exploring strategic alternatives.

Sales and marketing expenses consist of salaries and related expenses for personnel engaged in direct sales, partner development, product marketing, and marketing communications. In addition, these costs include consultant fees, promotional materials, trade show exhibits and other marketing program expenses. Sales and marketing expenses decreased 60.8% to $1,335 in the second quarter of 2001 from $3,402 in the second quarter of 2000.  Sales and marketing expenses decreased 32.3% to $4,317 in the first six months of 2001 compared to $6,375 for the comparable period of 2000.  Sales and marketing expenses have decreased substantially from prior periods primarily as a result of our recent workforce and other cost reductions. A significant portion of our cost reductions were in the areas of sales and marketing as we chose to reduce spending in these areas reflecting the overall slower growth we expected in the market.  In addition, further reductions were made in the second quarter of 2001 as we focused on strategic alternatives.

General and administrative expenses consist primarily of salaries and related expenses for executive, human resources, accounting and administrative personnel, professional services and general corporate expenses.  General and administrative expenses remained flat at $1,043 in the second quarter of 2001 compared to $1,025 in the second quarter of 2000.  General and administrative expenses increased 19.8% to $2,444 for the six months ended June 30, 2001 from $2,040 for the six months ended June 30, 2000.  The increase for the six month period is primarily attributable to the increase in bad debt expense and legal expenses. The Company increased its allowance for doubtful accounts reflecting a worsening economic environment for some of its customers. In addition, we incurred one-time legal costs during the first quarter of 2001 associated with the Network Commerce settlement.

In connection with our review of strategic alternatives, we have significantly reduced our staff and implemented retention plans for certain employees and officers in an attempt to preserve the value of our assets and maintain support and service levels for our customers. These actions have resulted in charges to restructuring and other costs during the first six months of 2001 totaling $8,101. See Note 6. for more details related to this charge.

Unpaid restructuring charges of $3,096 at June 30, 2001 will primarily be paid in the third quarter of 2001.

Acquisition related costs, which totaled $901 and $1,824, respectively, for the three and six months ended June 30, 2001 compared to $519 and $1,038, respectively, in the comparable periods of 2000, include the amortization of patents and other intangibles. In addition to amortization, during the first half of 2001, the Company incurred $892 of costs associated with evaluating various strategic alternatives for the Company.

Stock based compensation of $944 and $1,427 for the three and six month periods ended June 30, 2001, respectively, relates to the issuance of common stock options to non-employees or to employees at below the fair market value of the Company’s common stock. Stock based compensation for the three and six month periods ended June 30, 2000 primarily related to the vesting of a portion of the warrant issued to Virgin Holdings, Inc. based on achievement of pre-determined performance criteria related to market development activities.

Effective July 1, 2001, we adopted the liquidation basis of accounting.  Under the liquidation basis of accounting, a traditional income statement will not be presented for periods subsequent to June 30, 2001, only a statement of net assets available for distribution and a statement of changes in net assets available for distribution will be presented. The Company has accrued its best estimate of all future costs associated with the wind down of the Company as of July 1, 2001.  These estimates are summarized in the June 30, 2001 Pro Forma Balance Sheet contained herein.   Actual results may vary materially from these estimates.

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

Interest Income
Interest income decreased to $842 and $2,027 in the three and six month periods ended June 30, 2001, respectively, from $1,638 and $3,103, respectively, for the comparable periods of 2000 as a result of lower interest rates and a decrease in our cash and investment balances, as the Company utilizes its cash for current operations.  We expect interest income to significantly decline in the near term as a result of a decrease in cash due to our initial distribution of cash to stockholders on August 10, 2001 and the settlement of our liabilities.

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

At June 30, 2001, we had working capital of $63,258, including $64,695 of cash and cash equivalents and $1,973 of marketable securities.  We used $13,007 for operations during the six months ended June 30, 2001 compared to $8,269 for the comparable period of 2000.  We had proceeds of $37,060 from the net maturity of short and long-term marketable securities during the six months ended June 30, 2001.  We received $5,826 of proceeds during July 2001 from our Asset Sale to Aladdin and our source code license agreement with MEI.  We used $62,766 of our cash during August 2001 to make the initial cash distribution to our stockholders of record on July 25, 2001 and to participants in the Company’s cashless hold program.

On July 3, 2001, we cancelled our $5,000 line of credit with Silicon Valley Bank, which had an original maturity of August 4, 2001.   At June 30, 2001, we did not have any amounts outstanding under this line of credit.

Accounts receivable were $2,209 at June 30, 2001 compared to $4,741 at December 31, 2000. The decrease was primarily attributable to cash collections in excess of the addition of new contracts. As a result of the worsening economic conditions for some of our customers, we recorded bad debt expense during the first six months of 2001 of approximately $415 and we have a remaining allowance for doubtful accounts as of June 30, 2001 of $525.  Effective with the sale of our ESD assets to Aladdin and our source code license with MEI, we assigned $1,373 in accounts receivable.

Accrued liabilities were $3,900 at June 30, 2001 compared to $3,218 at December 31, 2000. The increase is primarily attributable to $3,096 of accrued restructuring costs at June 30, 2001, offset in part by decreases to the accrued Sony Marketing of Japan termination fee, accrued license acquisition costs and accrued marketing expenses.

Deferred revenue represents unamortized revenue, which, in accordance with our revenue recognition policy, is amortized over the contract period.  Deferred revenue decreased 40.1% to $2,310 at June 30, 2001 from $3,856 at December 31, 2000. The decrease is primarily attributable to the amortization of existing licensing agreements with customers. Current deferred revenue at June 30, 2001 was $2,310 compared to $2,993 at December 31, 2000. Effective with the sale of our ESD assets to Aladdin and our source code license with MEI, we assigned $1,536 in deferred revenue.

Risk Factors

You should carefully consider the risks described below in evaluating our company, including statements concerning the Company’s future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect to such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face.  The risks described below are the risks that we currently believe are material to the Company.  However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our ability to distribute proceeds to our stockholders. Moreover, you should refer to the other information contained in this Form 10-Q, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as our financial statements and the related notes.  All dollar references are in thousands.

Our business, financial condition, or results of operations could be adversely affected by any of the following risks.  If we are adversely affected by these risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

Risks Related to Our Business

Stockholders may be liable to creditors of the Company for up to amounts received from the Company if the Company’s reserves are inadequate.

A Certificate of Dissolution was filed with the State of Delaware on July 25, 2001, dissolving the Company as of that date. Pursuant to the Delaware General Corporation Law (the “DGCL”), the Company will continue to exist for three years after the dissolution became effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against it and enabling the Company to gradually close its business, dispose of its property, discharge its liabilities and distribute to its stockholders any remaining assets. Under the DGCL, in the event the Company fails to create an adequate contingency reserve for payment of its expenses and liabilities during this three-year period, each stockholder could be held liable for payment to the Company’s creditors for such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited to amounts previously received by such stockholder from the Company (and from any liquidating trust or trusts).  Accordingly, in this event, a stockholder could be required to return all distributions previously made to such stockholder. As a result, a stockholder could receive nothing from the Company under the Plan of Dissolution.  Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no assurance that the contingency reserve established by the Company will be adequate to cover all expenses and liabilities.

If we fail to retain the services of current key personnel through their retention dates or the services of a contractor through the wind down of the business, the Plan of Dissolution may not succeed.

The success of the Plan of Dissolution depends upon our ability to retain the services of certain of our current personnel through their retention dates and subsequently retain the services of a contractor to manage the wind down of the business. The retention of qualified personnel is particularly difficult under our current circumstances. For this reason, we have entered into severance and retention agreements with certain employees and executive officers to retain them through various dates.  All employees are expected to be terminated from the Company no later than August 31, 2001.  In addition, we have reached an agreement with Roger Rowe, our current Chief Financial Officer, for him to manage the wind down of the business from September 1, 2001 until at least March 31, 2002 as a contractor to the Company.

Our stock transfer books were closed on July 25, 2001, the Final Record Date, after which, any trades will not be recorded by the Company.

We closed our stock transfer books and discontinued recording transfers of Common Stock at the close of business on July 25, 2001 (the “Final Record Date”), the date of effectiveness of the Certificate of Dissolution we filed with the Delaware Secretary of State. Thereafter, certificates representing the Common Stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and, after the Final Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Final Record Date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law.

Our stock was delisted from the Nasdaq National Market on July 25, 2001 and is significantly less liquid than before.

Our stock was delisted from trading on the Nasdaq Stock Market on July 25, 2001 due to our filing of our Certificate of Dissolution with the Delaware Secretary of State. After this delisting, the ability of stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission or within the Company’s control.

After the Company’s wind-down there may be no cash to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.

Other than the initial distribution of net available assets of $3.50 per share, which occurred on August 10, 2001, there is currently no firm timetable for the distribution of additional proceeds to our stockholders because of contingencies inherent in winding down the Company’s business. The liquidation is expected to be concluded prior to the third anniversary of the filing of the Certificate of Dissolution in Delaware by a final liquidating distribution either directly to the stockholders or to a liquidating trust. The proportionate interests of all of our stockholders will be fixed on the basis of their respective stock holdings at the close of business on the Final Record Date, and after such date, any distributions made by the Company will be made solely to stockholders of record on the close of business on the Final Record Date, except to reflect permitted transfers. We are, however, currently unable to predict the precise nature, amount or timing of any additional distributions to stockholders. The actual nature, amount and timing of all distributions will be determined by our Board of Directors, in its sole discretion, and will depend in part upon our ability to convert our remaining assets into cash.

Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impracticable to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from operations (including costs incurred to sell our remaining assets and settle our remaining liabilities, taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make additional cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute any additional cash to our stockholders.

Our inability to reach cash break-even and our resulting dissolution could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.

Securities class action claims have been brought against companies in the past where the market price of the Company’s securities has fallen due to an inability of the Company to achieve operational profitability.  In addition, the Company was named in a purported class action complaint filed on August 7, 2001 concerning, among other matters, allegations surrounding the allocation of shares of the Company’s Common Stock in its initial public offering.  Any such litigation could be very costly and divert our remaining resources from being available for distribution to our stockholders.  To the extent we are not indemnified by other parties or in the absence of sufficient insurance coverage, any adverse determination in this kind of litigation could also deplete our cash position, and reduce proceeds that would otherwise be distributed to our stockholders.

The proceeds from the sale of our assets may be less than anticipated.

Sales of our remaining assets will be made on terms approved by the Board of Directors and may be conducted by competitive bidding, public sales or privately negotiated sales. The prices at which we will be able to sell these assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, United States and foreign regulatory approvals, public market perceptions, and limitations on transferability of certain assets. Because some of our remaining assets may decline in value over time, we may not be able to consummate the sale of these assets in time to generate meaningful value. In addition, we may not obtain as high a price for a particular asset as we might secure if we were not in liquidation.

We may be unable to negotiate settlements with respect to our remaining liabilities.

We are currently in the process of settling our remaining obligations and liabilities, which include, without limitation, facilities leases, tax obligations, claims by licensees, contracts and trade payables with third parties including vendors. If we are unable to successfully negotiate termination of these obligations or negotiate them on terms less favorable than currently estimated, we will have fewer cash proceeds to distribute to our stockholders.

We will continue to incur the expense of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution, we anticipate seeking relief from the Securities & Exchange Commission from the reporting requirements under the Exchange Act.  Until such relief is granted, we will continue to make obligatory Exchange Act filings. We anticipate that, even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities & Exchange Commission may require.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On August 7, 2001, the Company became aware of a complaint that was filed in the United States District Court, Southern District of New York on behalf of plaintiffs in a purported class action.  The complaint states that the plaintiffs are Ellis Investments, Ltd. and other stockholders who purchased Preview Systems, Inc. Common Stock between December 7, 1999 and December 6, 2000.  The complaint names as defendants Preview Systems, Inc., BancBoston Robertson Stephens, Inc., Dain Rauscher Incorporated, and SoundView Technology Group, Inc., the Company’s underwriters in connection with the initial public offering (the “IPO”) of its shares (the “Underwriters”), Vincent Pluvinage (the Company’s Chief Executive Officer until August 10, 2001) and G. Bradford Solso (the Company’s former Chief Financial Officer).  The complaint charges defendants with violations of Sections 11, 12 and 15 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder), for issuing a Registration Statement and Prospectus that contained material misrepresentations and/or omissions.  The complaint alleges that the Registration Statement and Prospectus were false and misleading because they failed to disclose (i) the agreements between the Underwriters and certain investors to provide such investors with significant amounts of restricted Preview Systems shares in the IPO in exchange for excessive and undisclosed commissions; and (ii) the agreements between the Underwriters and certain customers under which the Underwriters would allocate shares in the IPO to those customers in exchange for the customers' agreement to purchase Preview Systems shares in the aftermarket at pre-determined prices. The complaint seeks an undisclosed amount of damages, as well as attorney fees.    The Company intends to vigorously defend itself against these charges.

See also “Risk Factor –Our inability to reach cash break-even and our resulting dissolution could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.”

Item 2.   Changes in Securities and Use of Proceeds

The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999.  In that offering, the Company sold an aggregate of 4,370,000 shares of its common stock with net offering proceeds of $82.4 million.  As of June 30, 2001, the Company had used approximately $37.7 million of those proceeds as follows:

Cash loss from operations	$35.4	million
Working capital	(1.3)	million
Purchases of property and equipment	3.1	million
Purchases of intangible assets	0.5	million

	$37.7	million

As of June 30, 2001, the Company has paid approximately $2,325 to officers of the Company in accordance with their retention and severance arrangements.  At June 30, 2001 an additional $2,567 of the restructuring charge related to payment due to officers remains in accrued liabilities and is expected to be paid primarily in the third quarter of 2001. No other payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on July 13, 2001, at which the following actions were taken:

1.          The stockholders approved and adopted the Plan of Liquidation and Dissolution of Preview Systems.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes

10,713,678	27,691	6,694	4,697,261

2.          The stockholders approved the sale of assets pursuant to the Asset Purchase Agreement by and between Preview Systems and Aladdin Knowledge Systems, Ltd.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes

10,717,891	22,778	7,394	4,697,261

3.          The stockholders elected the two nominees for director to the Board of Directors of the Company. The two directors elected along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting

Gerard H. Langeler	15,025,962	419,362
R. Douglas Rivers	15,025,962	419,362

4.          The stockholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 2001.

No. of Shares Voting For	No. of Shares Voting Against	No. of Shares Abstaining	No. of Broker Non-Votes

15,417,888	21,442	5,994	-

Item 6.  Exhibits and Reports on Form 8–K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
2.1	Asset Purchase Agreement dated May 17, 2001, by and between the Company and Aladdin Knowledge Systems, Ltd. Incorporated by reference to Exhibit A to Schedule 14(a), Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 dated June 6, 2001 (File No. 000-28329).

2.2	Amendment No. 1 to Asset Purchase Agreement dated May 17, 2001, by and between the Company and Aladdin Knowledge Systems, Ltd., effective as of July 17, 2001. (3)

10.1	Loan agreement dated March 13, 2001 between Preview Systems, Inc. and Vincent Pluvinage. (1)

10.2	Amended loan agreements dated March 13, 2001 between Preview Systems, Inc. and Vincent Pluvinage. (1)

10.3	Retention, Severance and Accelerated Vesting Agreement dated March 16, 2001 between Preview Systems, Inc. and Jeff Brown. (1) (2)

10.4	Separation Agreement and Mutual Release dated April 4, 2001 between Preview Systems, Inc. and G. Bradford Solso. (1)

10.5	Retention, Severance, Options Grant and Accelerated Vesting Agreement dated April 3, 2001 between Preview Systems, Inc. and Roger Rowe.

10.6	Retention, Severance, Options Grant and Accelerated Vesting Agreement dated April 5, 2001 between Preview Systems, Inc. and Ed Wholihan.

10.7	Retention, Severance and Accelerated Vesting Agreement dated April 6, 2001 between Preview Systems, Inc. and Luke Hohmann.

10.8	Retention, Severance and Accelerated Vesting Agreement dated April 10, 2001 between Preview Systems, Inc. and Murali Dharan.

10.9	Retention, Severance and Accelerated Vesting Agreement dated April 17, 2001 between Preview Systems, Inc. and Vincent Pluvinage.

99.1	Plan of Liquidation and Dissolution. Incorporated by reference to Exhibit B to Schedule 14(a), Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934 dated June 6, 2001 (File No. 000-28329).

(1)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2001, as filed with Securities and Exchange Commission on May 14, 2001.
(2)	Substantially identical agreements exist for Dave Martin, Lillian Maremont and Mike Davison, all officers of the Company.
(3)	Incorporated by reference from the Company’s Form 8-K dated July 5, 2001 and filed as of July 19, 2001.

(b) Reports on Form 8-K

(1)	The Company filed Form 8-K on May 18, 2001 announcing the sale of its electronic software distribution business to Aladdin Knowledge Systems, Ltd. and its intention to wind down its remaining operations in conjunction with the sale of its assets to Aladdin Knowledge Systems, Ltd.
(2)	The Company filed Form 8-K on May 25, 2001 announcing the execution of an Asset Purchase Agreement with Aladdin Knowledge Systems, Ltd., the Board of Director’s authorization of the winding down of the Company’s business and the resolution of the Board of Directors to amend the Company’s Bylaws to reduce the number of authorized directors from seven to six and assign the remaining Board members into three classes, with staggered three-year terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2001	PREVIEW SYSTEMS, INC.

By: /s/ROGER ROWE
Roger Rowe
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)