Form 10-Q
period 2001-09-30
PREVIEW SYSTEMS INC
filed 2001-11-13
CIK 1091271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000–28329

PREVIEW SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	770485517
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 SW Morrison Street, Suite 310 Portland, Oregon	97205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503-274-2271

1000 SW Broadway, Suite 1850 Portland, Oregon 97205 Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.0002 par value	17,719,635
(Class)	(Outstanding at October 31, 2001)

PREVIEW SYSTEMS, INC.

FORM 10-Q

Part I - Financial Information

Item 1. Financial Information

Preview Systems, Inc. and Subsidiaries

Consolidated statement of net assets in liquidation

(Liquidation Basis)

(In thousands)

(Unaudited)

September 30,
2001
(unaudited)
Assets
Cash and cash equivalents	$6,360
Accounts receivable	350
Other assets	579
Total assets	7,289

Liabilities
Accrued and other liabilities	1,555

Net assets in liquidation	$5,734

Number of shares and share equivalents outstanding	18,267

Net assets in liquidation per share and share equivalent	$0.31

The accompanying notes are an integral part of this consolidated financial statement.

Preview Systems, Inc. and Subsidiaries

Consolidated statement of changes in net assets in liquidation

(Liquidation Basis)

(In thousands)

(Unaudited)

Three Months
Ended
September 30,
2001
(unaudited)
Net assets in liquidation, beginning of period	$67,807
Changes in estimated liquidation value of:
Accounts receivable	(124)
Accrued and other liabilities	654
Net change in estimated liquidation value	530

Proceeds from exercise of stock options, warrants and employee stock purchase plan	163
Liquidating distribution to stockholders	(62,766)

Net assets in liquidation, end of period	$5,734

Supplemental Cash Information
Changes in cash and cash equivalents:
Proceeds from exercise of stock options, warrants and employee stock purchase plan	$163
Proceeds from sale of marketable securities	1,973
Net proceeds from sale of assets to Aladdin and MEI	5,826
Cash receipts from accounts receivable and other assets	606
Payment of accrued and other liabilities	(4,137)
Liquidating distribution to stockholders	(62,766)
Net change in cash and cash equivalents	$(58,335)

The accompanying notes are an integral part of this consolidated financial statement.

Preview Systems, Inc. and Subsidiaries

Consolidated balance sheet

(Going-Concern Basis)

(In thousands)

December 31,
2000
Assets
Current assets:
Cash and cash equivalents	$40,432
Short-term marketable securities	38,033
Accounts receivable, net of allowance for uncollectible accounts of $232	4,741
Prepaid expenses	1,187
Other current assets	957
Total current assets	85,350

Property and equipment, net of accumulated depreciation of $2,133	3,129
Intangibles, net of accumulated amortization of $5,333	1,902
Other assets	207
Investments	935
Long-term marketable securities	1,000
Long-term receivables	300
Total assets	$92,823

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	117
Accounts payable	754
Accrued liabilities	3,218
Deferred revenue	2,993
Total current liabilities	7,082

Capital lease obligations, less current portion	24
Other liabilities	184
Deferred revenue, less current portion	863
Total liabilities	8,153

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0002 per share par value:
Authorized - 5,000 shares; none issued and outstanding	-
Common stock, $0.0002 per share par value:
Authorized - 75,000 shares; issued and outstanding 17,257 shares	3
Additional paid-in capital	143,492
Stockholder notes receivable	(1,912)
Deferred compensation	(1,449)
Accumulated comprehensive loss - foreign currency translation adjustment	(20)
Accumulated deficit	(55,444)
Total stockholders' equity	84,670
Total liabilities and stockholders' equity	$92,823

The accompanying notes are an integral part of this consolidated balance sheet.

Preview Systems, Inc. and Subsidiaries

Consolidated statements of operations

(Going-Concern Basis)

(In thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
Revenues
Network transaction fees	$2,276	$3,290
Services	137	784
Total revenues	2,413	4,074

Operating expenses:
Research and development	6,110	6,050
Sales and marketing	4,317	6,375
General and administrative	2,444	2,040
Restructuring and other costs	8,101	-
Acquisition related costs	1,824	1,038
Stock based compensation	1,427	3,912
Total operating expenses	24,223	19,415

Loss from operations	(21,810)	(15,341)

Other income (expense):
Interest income	2,027	3,103
Interest expense	(11)	(26)
Other, net	(57)	(50)
Total other income	1,959	3,027
Net loss	$(19,851)	$(12,314)

Basic and diluted net loss per share	$(1.15)	$(0.73)

Shares used in per share calculations	17,331	16,879

The accompanying notes are an integral part of these consolidated financial statements.

Preview Systems, Inc. and Subsidiaries

Consolidated statements of cash flows

(Going-Concern Basis)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(19,851)	$(12,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of restructuring charge	1,007	-
Depreciation and amortization	1,698	1,515
Other non-cash expenses	1,427	3,570
Loss on sale of fixed assets	30	29
Changes in operating assets and liabilities:
Accounts receivable	2,532	(1,947)
Prepaid expenses and other current assets	915	(738)
Long-term receivables and other assets	201	(612)
Accounts payable	(295)	(577)
Accrued liabilities	682	433
Deferred revenue	(1,311)	2,432
Other liabilities	(42)	(60)
Net cash used in operating activities	(13,007)	(8,269)

Cash flows from investing activities:
Purchase of investments	(15,129)	(25,037)
Sales or maturities of investments	52,189	8,164
Purchases of property and equipment	(352)	(1,601)
Proceeds from sale of equipment	37	44
Net cash provided by (used in) investing activities	36,745	(18,430)

Cash flows from financing activities:
Repayments under line of credit, notes payable and long-term debt	-	(79)
Payment of obligations under capital leases	(132)	(92)
Issuance of common stock in public offering, net of issuance costs	-	11,118
Issuance of common stock pursuant to the exercise of options and warrants	604	459
Issuance of common stock pursuant to the employee stock purchase plan	53	581
Net cash provided by financing activities	525	11,987

Net increase (decrease) in cash and cash equivalents	24,263	(14,712)

Cash and cash equivalents:
Beginning of period	40,432	71,437
End of period	$64,695	$56,725

The accompanying notes are an integral part of these consolidated financial statements.

PREVIEW SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

(Unaudited)

Note 1.  Basis of Presentation

The interim financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial information for the interim periods. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and, consequently, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company’s annual report on Form 10-K.  Accordingly, the reader of this Form 10-Q should refer to the Company’s Form 10-K for the year ended December 31, 2000 for further information.

On July 13, 2001, the stockholders of the Company approved the Plan of Dissolution and Liquidation (the “Plan of Dissolution”).  As a result, the liquidation basis of accounting and financial statement presentation has been adopted for periods subsequent to June 30, 2001.  Accordingly, the Company has included in this Form 10-Q a statement of net assets in liquidation at September 30, 2001 and a statement of changes in net assets in liquidation for the three months ended September 30, 2001.  In addition, historical, unaudited, going-concern basis statements of operations and cash flows are included for the six months ended June 30, 2001 and for the corresponding period of the prior year. See Note 2. for more detailed information concerning the Company’s sale of certain assets and its Plan of Dissolution.

Liquidation basis of accounting requires the Company to accrue an estimate for all liabilities related to expenses to be incurred during the wind down period. Therefore, at September 30, 2001, the Company has accrued $1,555 as an estimate of all costs to be incurred through the completion of the wind down.

Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their anticipated settlement amounts. Estimated net realizable value represents management’s best estimate as to liquidation value of the assets, net of selling expenses, if any, and without consideration for the effect that the settlement of any litigation may have on the value of the assets. There can be no assurance, however, that the Company will be successful in liquidating its assets at the estimated net realizable values recorded on the statement of net assets in liquidation as of September 30, 2001.  The Company made adjustments as follows to adopt the liquidation basis of accounting:

Stockholders’ equity, June 30, 2001 (Going Concern Basis)	$67,525
Adjustments:
To increase net realizable value due to sale transaction with Aladdin	3,814
To increase net realizable value due to sale transaction with MEI	943
To adjust all other assets to net realizable value	(3,109)
To adjust liabilities to anticipated settlement amounts	(1,366)
Total adjustments	282
Net assets in liquidation, June 30, 2001 (Liquidation Basis)	$67,807

Accrued and other liabilities as of September 30, 2001 include estimates of costs to be incurred in carrying out the Plan of Dissolution and a provision for known liabilities as of that date. The estimate of costs has been offset by an estimate of interest income on the Company’s investment of its cash balances during the estimated period of dissolution.  Costs include expenses associated with contractors hired to manage the liquidation and legal and accounting fees expected to be incurred during the period of liquidation.  The actual costs incurred and interest income earned could vary significantly from the related accrued amounts due to uncertainty related to the length of time required to complete the Plan of Dissolution and the outcome of certain contingencies.

Note 2.  Plan of Dissolution and Liquidation

On July 13, 2001, the stockholders of Preview approved the Plan of Dissolution.  Under the Plan of Dissolution, the Company is being liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro-rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on July 25, 2001.

Also on July 13, 2001 the stockholders of Preview approved the terms of an Asset Purchase Agreement (the “Asset Sale”) with Aladdin Knowledge Systems, Ltd. (“Aladdin”), a provider of Internet and software security, headquartered in Tel Aviv, Israel. Under the terms of the Asset Sale, Aladdin paid $4,912 in cash for intellectual property and other assets related to our electronic software distribution business. The Asset Sale was completed on July 17, 2001.  Under the Asset Purchase Agreement, the Company has agreed to indemnify Aladdin from any damages incurred as a result of any breach of any representation, warranty, or covenant made by the Company.  The indemnification provisions are subject to a maximum amount of $2,500 and extend for a period of six months from the close of the Asset Sale.  It is not possible to predict what claims, if any, may be asserted by Aladdin or what value those potential claims may have.

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

The total number of shares eligible for any future distributions of net available assets is 18,267, which includes outstanding common stock of 17,720 and an additional 547 option shares pursuant to the cashless hold program as explained in Note 6.

Note 3.  Line of Credit Cancellation

On July 3, 2001, the Company cancelled its $5,000 line of credit with Silicon Valley Bank.  There were no amounts outstanding under this line of credit on the date of cancellation.

Note 4.  Restructuring and Other Costs

In February 2001, we announced that we were exploring strategic alternatives, including the sale of all or parts of the Company.  After negotiations with a third prospective acquirer halted in March 2001, we considered the various strategic alternatives available at that time and concluded that a further solicitation of proposals on a non-exclusive negotiation basis was in the best interests of the stockholders.  Accordingly, in April 2001, we invited twenty companies to participate in a competitive bidding process. Of the twenty companies, thirteen received a confidential memorandum describing the Company. Of the thirteen companies, six submitted proposals to acquire the Company or our assets.  We evaluated the six proposals based on various criteria, including return to stockholders, speed at which a transaction could be consummated, the financial strength and motivation of the bidder, the type of consideration offered and the reduction of ongoing risk to the Company and our remaining assets.  Accordingly, in May 2001, we announced we had signed a definitive agreement to sell our intellectual property and other assets related to our electronic software distribution business to Aladdin.  As a result, we significantly reduced our staff and implemented retention plans for certain employees and officers.

These actions resulted in charges to restructuring and other costs during the first six months of 2001 totaling $8,101 as follows:

Six Months Ended
June 30, 2001
Retention	$2,248
Severance	4,743
Payroll taxes	431
Investment write-off	357
Other	322
Total	$8,101

At September 30, 2001, accrued and other liabilities included $257 related to the restructuring charge, which is expected to be paid in the fourth quarter of 2001.

Note 5.  Net Loss Per Share

Basic and diluted net loss per share are the same for the six months ended June 30, 2001 and 2000 since Preview was in a loss position in both periods.  Potentially dilutive securities that are not included in the diluted net loss per share calculation because they would be antidilutive are as follows:

	Six Months Ended June 30,
	2001	2000
Stock options and warrants	2,751	4,689

Note 6.  Stock Option Plans and Cashless Hold Program

Pursuant to the terms of the Company’s stock option plans, on January 1, 2001 the number of shares of the Company’s Common Stock authorized for issuance under the 1998 Stock Option Plan, the 1999 Directors Stock Option Plan and the 1999 Employee Stock Purchase Plan were increased by 518, 150 and 345 shares, respectively.  The 1999 Employee Stock Purchase Plan was terminated on July 16, 2001.

In July 2001, the Company instituted a cashless hold program to allow employees and officers of the Company as of June 6, 2001 to elect to cancel their outstanding stock options in exchange for the right to participate in any distribution of net available assets as if they had already purchased their vested option shares. Participants received the initial distribution of net available assets of $3.50 per share, net of any exercise price that they would have been required to pay had they exercised the options.  Officers and employees elected to cancel 547 shares to participate in this program.  The net amount paid to these officers and employees on August 10, 2001 as part of the initial distribution of net available assets was $748.

Note 7.  Related Party Transactions

Chief Executive Officer

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

On June 30, 2001 the Chief Executive Officer received a retention payment of $97, which was applied to his $175 outstanding note, leaving a balance of $78 on this particular note.

In connection with the Company’s Plan of Dissolution, the Company’s Chief Executive Officer, Vincent Pluvinage, was terminated effective August 10, 2001.  In accordance with his retention and termination agreements, Mr. Pluvinage received $300 in cash severance and $1,498 related to the forgiveness of outstanding notes and interest due to the Company and reimbursement of related income taxes.  At September 30, 2001, Mr. Pluvinage had notes totaling $303 due to the Company.

Chief Operating Officer and Chief Financial Officer

On March 20, 2001, G. Bradford Solso, the Company’s Chief Operating Officer and Chief Financial Officer, resigned.  In accordance with the severance arrangement with Mr. Solso, he is entitled to receive cash severance payments of $425; reimbursement of up to $5 for tax and accounting advice with respect to his severance agreement; continuing coverage under the Company’s director and officer liability insurance program for up to three years; and reimbursement for expenses related to medical, dental and vision insurance benefits through December 31, 2001.  With respect to a promissory note for $975 from Mr. Solso for the purchase of 150 shares of our common stock, which had been subject to a right of repurchase by the company, the Company released 38 shares from its right of repurchase, repurchased 50 shares and applied the proceeds of the repurchase against the principal balance of the note, and forgave the remaining balance of $650 and associated accrued interest.  At September 30, 2001, Mr. Solso did not have any amounts due to the Company.  All elements of Mr. Solso’s severance arrangement were recorded as part of the restructuring charge in the first quarter of 2001.

Note 8.  Class Action Lawsuit

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

Note 9.  Change in Board of Directors

In connection with the Company’s Plan of Dissolution, the Board of Directors was reduced from six members to three members effective August 10, 2001.  The remaining directors are Vincent Pluvinage, Donald Lucas and Bruce Bourbon.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (In Thousands)

Forward Looking Statements

This Form 10-Q contains forward-looking statements that involve risks and uncertainties, including statements concerning the Company’s future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. We use words like "anticipate," "believe," "plan," "expect," "future," "intend," and similar expressions to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Definitive Proxy Statement dated June 6, 2001, our Form 10-K and Form 10-K/A for the year ended December 31, 2000, and in our Form 10-Q for the quarter ended March 31, 2001 and for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations.

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

Recent Developments

During the first half of 2001, we came to believe the market for distribution of digital content was developing more slowly than we originally anticipated. We also came to believe that the overall infrastructure required to meet the global needs of the digital product industries was yet much larger than our current platform, and that significant ramp-up of digital product transaction revenues was well over a year away. Despite our solid cash reserves, we also appreciated that our industry was likely to consolidate and that our strengths may be best leveraged when combined with others.  As a result, we took a variety of actions through July 2001.

In February 2001, we announced that we were exploring various strategic alternatives and working to sell all or parts of our business.  After negotiations with a third prospective acquirer halted in March 2001, we considered the various strategic alternatives available at that time and concluded that a further solicitation of proposals on a non-exclusive negotiation basis was in the best interests of the stockholders.  Accordingly, in April 2001, we invited twenty companies to participate in a competitive bidding process.  Of the twenty companies, thirteen received a confidential memorandum describing the Company.  Of the thirteen companies, six submitted proposals to acquire the Company or our assets.  We evaluated the six proposals based on various criteria, including return to stockholders, speed at which a transaction could be consummated, the financial strength and motivation of the bidder, the type of consideration offered and the reduction of ongoing risk to the Company and our remaining assets.  Accordingly, in May 2001, we announced we had signed a definitive agreement to sell intellectual property and other assets associated with our electronic software distribution business (“ESD”) to Aladdin Knowledge Systems, Ltd. (“Aladdin”). In conjunction with these announcements, we significantly reduced our staff and implemented retention plans for certain employees and officers in an attempt to preserve the value of our assets and maintain support and service levels for our customers. We also implemented expense control measures to reduce discretionary spending, primarily in the area of marketing programs and in the use of outside contractors.

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

On July 13, 2001, the stockholders approved the Plan of Dissolution and Liquidation (“the Plan of Dissolution”). Under the Plan of Dissolution, the Company is being liquidated by (i) the sale of its non-cash assets, (ii) the payment of or providing for all of its claims, obligations and expenses, (iii) the pro-rata distribution of assets, primarily cash, to the stockholders, and (iv) if required, the distribution of assets to one or more liquidating trusts established for the benefit of the stockholders. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on July 25, 2001.

On July 13, 2001, the stockholders also approved the terms of an Asset Purchase Agreement (the “Asset Sale”) with Aladdin, a provider of Internet and software security, headquartered in Tel Aviv, Israel.  Under the terms of the Asset Sale, Aladdin paid $4,912 in cash for assets related to our ESD business.  The Asset Sale was completed on July 17, 2001.  Under the Asset Purchase Agreement, the Company has agreed to indemnify Aladdin from any damages incurred as a result of any breach of any representation, warranty, or covenant made by the Company.  The indemnification provisions are subject to a maximum amount of $2,500 and extend for a period of six months from the close of the Asset Sale.  It is not possible to predict what claims, if any, may be asserted by Aladdin or what value those potential claims may have.

In accordance with the Plan of Dissolution, the Company set a final record date of July 25, 2001 and made an initial distribution of net available assets of $3.50 per share on August 10, 2001.  The Company has a contingency reserve of $5,734 as of September 30, 2001 in order meet its obligations during the wind down of the business.

Accrued and other liabilities as of September 30, 2001 include estimates of costs to be incurred in carrying out the Plan of Dissolution and a provision for known liabilities as of that date.  The estimate of costs has been offset by an estimate of interest income on the Company’s investment of its cash balances during the estimated period of dissolution.  Costs include expenses associated with contractors hired to manage the liquidation and legal and accounting fees expected to be incurred during the period of liquidation.  The actual costs incurred and interest income earned could vary significantly from the related accrued amounts due to uncertainty related to the length of time required to complete the Plan of Dissolution and the outcome of certain contingencies.

Liquidity and Capital Resources

On September 30, 2001, the Company had cash and cash equivalents of $6,360.  The future cash needs of the Company will be dependent upon the implementation of the Plan of Dissolution and the amount of cash received from the sale of its remaining assets.

Pursuant to the Plan of Dissolution, after payment of or provision for payment of the Company’s obligations, available cash, if any, will be distributed to stockholders on a pro rata basis.  The initial liquidating distribution of $3.50 per share was made on August 10, 2001.  The Board of Directors will determine the timing and amount of any future distributions to stockholders.

The Company believes that its cash and cash equivalents and cash to be received from the sale or settlement of its remaining assets will be sufficient to fund its working capital requirements through the completion of the Plan of Dissolution.

Results of Operations (Going-Concern Basis)

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue

The Company’s revenue is comprised of network transaction fees and service revenue. Total revenues decreased $1,661, or 40.1%, to $2,413 for the six months ended June 30, 2001 from $4,074 for the comparable period of 2000. Total revenue has decreased sequentially by quarter since the second quarter of 2000.

Network transaction fees decreased $1,014, or 30.8%, to $2,276 for the six months ended June 30, 2001 from $3,290 for the comparable period of 2000, and decreased $596 sequentially from the first quarter of 2001. Network transaction fees are primarily the recognition of minimum commitments, which are recognized ratably over the term of the contract or until the sales that underlie the commitments are exceeded. The decreases in network transaction fees primarily relate to the expiration of contracts, which were not renewed and the addition of few new contracts in the first half of 2001 due to our focus on evaluating strategic alternatives.

Service revenues generally consist of consulting, training and integration fees.  Service revenues decreased $647, or 82.5%, to $137 for the first six months of 2001 from $784 in the first six months of 2000.  The decrease in service revenue relates primarily to fewer implementations and related services due to the signing of fewer new contracts in the first half of 2001 and our focus on evaluating strategic alternatives.

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

In connection with our review of strategic alternatives, during the first six months of 2001, we significantly reduced our staff and implemented retention plans for certain employees and officers in an attempt to preserve the value of our assets and maintain support and service levels for our customers. These actions resulted in charges to restructuring and other costs during the first six months of 2001 totaling $8,101. See Note 4. for more details related to this charge.  Unpaid restructuring charges of $257 at September 30, 2001 will primarily be paid in the fourth quarter of 2001.

Acquisition related costs, which totaled $1,824 for the six months ended June 30, 2001 compared to $1,038 in the comparable period of 2000, include the amortization of patents and other intangibles.  In addition to amortization, during the first half of 2001, the Company incurred $892 of costs associated with evaluating various strategic alternatives for the Company.

Stock based compensation of $1,427 for the six month period ended June 30, 2001, relates to the issuance of common stock options to non-employees or to employees at below the fair market value of the Company’s common stock.  Stock based compensation for the six month period ended June 30, 2000 primarily related to the vesting of a portion of the warrant issued to Virgin Holdings, Inc. based on their achievement of pre-determined performance criteria related to market development activities.

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

Interest Income

Interest income decreased to $2,027 in the six month period ended June 30, 2001 from $3,103 for the comparable period of 2000 as a result of lower interest rates and a decrease in our cash and investment balances, as the Company utilized its cash for current operations.  We expect interest income to significantly decline in the near term as a result of a decrease in cash due to our initial distribution of cash to stockholders on August 10, 2001 and the settlement of our liabilities.

Risk Factors

You should carefully consider the risks described below in evaluating our company, including statements concerning the Company’s future financial results from the sale of assets and settlement of liabilities, dissolution proceedings, and distribution of proceeds to stockholders. Some remaining assets of the Company may be difficult for us to convert into cash, and we can make no assurance that we will receive any material amounts in respect to such assets. No assurance can be given that the amount to be received in liquidation will equal or exceed the price or prices at which the Common Stock traded prior to our dissolution. In addition, you should keep in mind that the risks described below are not the only risks that we face.  The risks described below are the risks that we currently believe are material to the Company.  However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our ability to distribute proceeds to our stockholders. Moreover, you should refer to the other information contained in this Form 10-Q, including the discussions set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as our financial statements and the related notes.  All dollar references are in thousands.

Our net assets in liquidation could be adversely affected by any of the following risks.  If we are adversely affected by these risks, then the proceeds we plan to distribute to our stockholders may be adversely affected.

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

If we fail to retain the services of a contractor through the wind down of the business, the Plan of Dissolution may not succeed.

The success of the Plan of Dissolution depends upon our ability to retain the services of a contractor to manage the wind down of the business. We have reached an agreement with Roger Rowe, our former Chief Financial Officer, for him to continue in this capacity to manage the wind down of the business from September 1, 2001 until at least March 31, 2002 as a contractor to the Company.  We will need to extend Mr. Rowe’s contract or engage another contractor to complete the wind down of the business through mid-2004.

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

After the Company’s wind-down, there may be no cash to distribute to our stockholders and if there is cash to distribute, the timing of any such distribution is uncertain.

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

We are currently in the process of settling our remaining obligations and liabilities, which include, without limitation, tax obligations, claims by licensees, contracts and trade payables with third parties including vendors. If we are unable to successfully negotiate termination of these obligations or negotiate them on terms less favorable than currently estimated, we will have fewer cash proceeds to distribute to our stockholders.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company did not have any financial instruments with market risk exposure at September 30, 2001.

PART II - OTHER INFORMATION

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

See also “Risk Factor – Our inability to reach cash break-even and our resulting dissolution could give rise to securities class action claims against us, which could deplete the proceeds that are to be distributed to stockholders.”

Item 2.   Changes in Securities and Use of Proceeds

The Company filed a registration statement on Form S-1, File No. 333-87181, for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 8, 1999.  In that offering, the Company sold an aggregate of 4,370,000 shares of its common stock with net offering proceeds of $82.4 million.  As of September 30, 2001, the Company had used all of those proceeds, as well as cash it had on hand at the time of the offering or generated from the sale of its assets, as follows:

Cash loss from operations	$35.4 million
Working capital	(1.3) million
Distribution to stockholders	62.8 million
Purchases of property and equipment	3.1 million
Purchases of intangible assets	0.5 million
$100.5 million

As of September 30, 2001, the Company has paid approximately $4.8 million to officers of the Company in accordance with their retention and severance arrangements. At September 30, 2001 an additional $257,000 of the restructuring charge related to payments due to officers remains in accrued and other liabilities and is expected to be paid primarily in the fourth quarter of 2001. In addition, the Company made an initial distribution of net available assets to all stockholders of record, including directors and officers of the Company, of $3.50 per share during the third quarter of 2001.  No other payments were made to directors or officers of the Company or their associates, holders of 10% or more of any class of equity securities of the Company or to affiliates of the Company.

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

2.2	Amendment No. 1 to Asset Purchase Agreement dated May 17, 2001, by and between the Company and Aladdin Knowledge Systems, Ltd., effective as of July 17, 2001. (3)

10.1	Loan agreement dated March 13, 2001 between Preview Systems, Inc. and Vincent Pluvinage. (1)

10.2	Amended loan agreements dated March 13, 2001 between Preview Systems, Inc. and Vincent Pluvinage. (1)

10.3	Retention, Severance and Accelerated Vesting Agreement dated March 16, 2001 between Preview Systems, Inc. and Jeff Brown. (1) (2)

10.4	Separation Agreement and Mutual Release dated April 4, 2001 between Preview Systems, Inc. and G. Bradford Solso. (1)

10.5	Retention, Severance, Options Grant and Accelerated Vesting Agreement dated April 3, 2001 between Preview Systems, Inc. and Roger Rowe. (4)

10.6	Retention, Severance, Options Grant and Accelerated Vesting Agreement dated April 5, 2001 between Preview Systems, Inc. and Ed Wholihan. (4)

10.7	Retention, Severance and Accelerated Vesting Agreement dated April 6, 2001 between Preview Systems, Inc. and Luke Hohmann. (4)

10.8	Retention, Severance and Accelerated Vesting Agreement dated April 10, 2001 between Preview Systems, Inc. and Murali Dharan. (4)

10.9	Retention, Severance and Accelerated Vesting Agreement dated April 17, 2001 between Preview Systems, Inc. and Vincent Pluvinage. (4)

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

(3)           Incorporated by reference from the Company’s Form 8-K dated July 5, 2001 and filed as of July 19, 2001.

(4)           Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2001, as filed with Securities and Exchange Commission on August 13, 2001.

(b) Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2001 under Item 2. Acquisition or Disposition of Assets dated July 5, 2001 and filed July 19, 2001.

The Company also filed one report on Form 8-K/A during the quarter ended September 30, 2001 under Item 2. Acquisition or Disposition of Assets dated July 17, 2001 and filed July 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2001
PREVIEW SYSTEMS, INC.

By:	/s/ROGER ROWE
Roger Rowe
Chief Financial Officer